Form 10-Q
period 2010-12-31
Big Clix, Corp.
filed 2011-02-14
CIK 1496741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-16840386

                                 BigClix, Corp.
                                 --------------
             (Exact name of registrant as specified in its charter)

                Florida                                      27-2880472
                -------                                      ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                  Patrick Yore
                      12D School Street, Fairfax, CA 94930
                                  415-259-0725
                      ------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,200,000 shares of common stock are issued and outstanding as of December 31, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at December 31, 2010 (unaudited) and June 30, 2010 .   4

         Statements of Operations ..........................................   5

         Statements of Cash Flows ..........................................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  13

Item 4T. Controls and Procedures. ..........................................  14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  16

Item 1A. Risk Factors. .....................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  16

Item 3.  Defaults Upon Senior Securities. ..................................  16

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  16

Item 5.  Other Information. ................................................  16

Item 6.  Exhibits. .........................................................  16

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to BigClix, Corp. a Florida corporation.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                    DECEMBER 31,
                                                        2010         JUNE 30,
                                                     UNAUDITED         2010
                                                    ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................  $      4,712   $      8,000
                                                    ------------   ------------
    Total current assets .........................  $      4,712   $      8,000
                                                    ------------   ------------

                                                    ------------   ------------
  TOTAL ASSETS ...................................  $      4,712   $      8,000
                                                    ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                 -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities .........  $      2,337   $      3,600
                                                    ------------   ------------
    Total liabilities ............................         2,337          3,600
                                                    ============   ============


STOCKHOLDERS' EQUITY (DEFICIENCY)
 Capital Stock (Note 4)
  Authorized:
  300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
  12,000,000 .....................................  $      1,200   $      1,200
  Additional paid-in capital .....................         7,800          7,800
  Stock Subscription Receivable ..................             -         (1,000)
  Deficit accumulated during the development stage        (6,625)        (3,600)
                                                    ------------   ------------
    Total Stockholders' Equity (Deficiency) ......         2,375          4,400
                                                    ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....  $      4,712   $      8,000
                                                    ============   ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                    THREE MONTHS    SIX MONTHS    JUNE 18, 2010
                                       ENDED          ENDED             TO
                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                        2010           2010            2010
                                    ------------   ------------   --------------

REVENUES ........................   $         --   $         --   $          --
                                    ------------   ------------   -------------


EXPENSES
  General & Administrative ......   $      1,737   $      1,737   $       1,737
  Professional Fees .............            600          1,388           4,888
                                    ------------   ------------   -------------
                                           2,337          3,125           6,625


Loss Before Income Taxes ........   $     (2,337)  $     (3,125)  $      (6,625)
                                    ------------   ------------   -------------

Provision for Income Taxes ......             --             --              --
                                    ------------   ------------   -------------


Net Loss ........................   $     (2,337)  $     (3,125)  $      (6,625)
                                    ============   ============   =============


PER SHARE DATA:

  Basic and diluted loss
   per common share .............   $        Nil   $        Nil   $         Nil
                                    ============   ============   =============

  Basic and diluted
   weighted Average Common
   shares outstanding ...........     12,000,000     12,000,000      12,000,000
                                    ============   ============   =============

Nil = < $0.01

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                    SIX MONTHS    JUNE 18, 2010
                                                       ENDED            TO
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2010            2010
                                                   ------------   --------------

OPERATING ACTIVITIES

  Net Loss .....................................   $     (3,125)  $      (6,625)
                                                   ------------   -------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable and
    accrued liabilities ........................         (1,163)          2,337
                                                   ------------   -------------
  Net cash used in operating activities ........         (4,288)         (4,288)
                                                   ------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash .................          1,000           9,000
                                                   ------------   -------------
  Net cash provided by financing activities ....          1,000           9,000
                                                   ------------   -------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........         (3,288)          4,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,000              --
                                                   ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $      4,712   $       4,712
                                                   ============   =============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................   $         --   $          --
                                                   ============   =============
    Income taxes ...............................   $         --   $          --
                                                   ============   =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Big Clix Corp. (the "Company") is a development stage company, incorporated in the State of Florida on June 18, 2010. The Company offers software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle.

The Company's management has chosen June 30th for its fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended December 31, 2010, respectively along with the period June 18, 2010 (date of inception) to December 31, 2010.

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Fair Value of Financial Instruments
-----------------------------------

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Earnings (Loss) per Share
-------------------------

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been zero.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Related Parties
---------------

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Property
--------

The Company does not own any real estate or other properties. The Company's office is located at 12 D School Street, Fairfax, CA 94930.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, "Topic 105 -Generally Accepted Accounting Principles" ("ASU 2009-1") which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position or results of operations but will change the referencing system for accounting standards.

As of December 31, 2010, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

As of December 31, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

The Company utilizes the asset and liability method for financial reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted rates and laws to taxable years in which such differences are expected to be recovered or settled. Any changes in tax rates or laws are recognized in the period when such changes are enacted.

As of December 31, 2010, the Company has $2,584 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 18, 2010 (inception) to December 31, 2010. As of December 31, 2010, the Company has federal net operating loss carry forwards of approximately $6,625 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on September 30, 2010 and the tax provision attributable to loss before income taxes is as follows:

                                                      For the period
                                                      June 18, 2010
                                                   (inception) through
                                                    December 31, 2010
                                                   -------------------
         Statutory federal income taxes ........                 34.0%
         State taxes, net of federal benefits ..                  5.0%
         Valuation allowance ...................                -39.0%
                                                   -------------------
         Income tax rate .......................                     -
                                                   ===================

The Company has not been required to file income tax returns since the date of inception.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

As of December 31, 2010, the Company had estimated net loss carry forwards of approximately $6,625 which expires through its tax year ending 2030. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of December 31, 2010, the Company did not have any preferred stock authorized, issued nor outstanding.

Common Stock
------------

On June 18, 2010, the Company issued 12,000,000 of its $0.0001 par value common stock for $8,000 cash and $1,000 in a stock subscription receivable to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

As of December 31, 2010, there are 300,000,000 Common Shares at $0.0001 par value authorized with 12,000,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2010, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of December 31, 2010, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period June 18, 2010 (date of inception) through December 31, 2010 the Company has had a net loss of $6,625 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of December 31, 2010, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of December 31, 2010.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to December 31, 2010 through February 12, 2011, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Big Clix Corp. is a development stage company and was incorporated in Florida on June 18, 2010, Big Clix intends to develop software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle. Big Clix will also provide start to finish mobile advertising campaign development services.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first and second quarter of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On July 29, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on August 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010 and November 23, 2010 with the SEC. The registration statement was declared effective on December 7, 2010.

Results of Operations

The Company did not generate any revenue during the three months ended December 31, 2010.

Total expenses the three (3) months ending December 31, 2010 were $2,337 resulting in an operating loss for the period of $2,337. Basic net loss per share amounting to $.001 for the three (3) months ending December 31, 2010.

General and Administrative expenses fees for the three (3) months ending December 31, 2010 and were $1,737.

Total expenses for the three (3) months ended December 31, 2010 were $2,337 resulting in an operating loss for the period of $2,337 as compared to total expenses of $788 for the period ended September 30, 2010. The increase in expenses was due primarily to increased professional fees in the quarter ended December 31, 2010.

Liquidity and Capital Resources
-------------------------------

At December 31, 2010 we had working capital of $2,375 consisting of cash on hand of $4,712 and $2,337 in current liabilities as compared to working capital of $3,812 at September 30, 2010 and cash of $5,212.

Net cash used in operating activities for the six months ended December 31, 2010 was $4,288 as compared to $0 for the period from inception on June 18, 2010 through June 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

        Management's Report On Internal Control Over Financial Reporting
        ----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BigClix, Corp.


                                        BY: /s/ Patrick Yore
                                            -----------------
                                            Patrick Yore
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: February 14, 2011