Form 10-Q/A
period 2010-12-31
Big Clix, Corp.
filed 2011-03-07
CIK 1496741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of December 31, 2010.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended December 31, 2010 is being filed for the sole purpose of correcting a typographical error which appeared in the last paragraph on the cover page of the original 10-Q quarterly report. The number of shares outstanding of the issuer's of common stock has been corrected from 13,200,000 to 12,000,000 as of December 31, 2010.

Except for the item described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original Form 10-Q is included herein for the convenience of the reader. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-Q as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q previously filed and the registrant's other filings with the SEC.

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

                                        Dated: March 7, 2011