Form 10-K
period 2011-06-30
Big Clix, Corp.
filed 2011-09-21
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-168403

BIG CLIX CORP.

(Name registrant as specified in its charter)

Florida	27-2880472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12D School Street, Fairfax, CA	94930
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     415.259.0725

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of June 30, 2011.

As of June 30, 2011, there were 13,200,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

ii

iii

PART I

Item 1.	Business.

Corporate Background

General

Big Clix, Inc. is a development stage company and was incorporated in Florida on June 18, 2010. Big Clix will develop software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle. The Company believes to be successful in the market, we must provide customers our products and services in two options (i) license the software to allow them to run the platform themselves and provide customers development services to assist them in creating, managing, and measuring their advertising campaign or (ii) outsource the advertising campaign to Big Clix. Over time, the Company believes that customers will outsource advertising campaigns as long as they can obtain reports that demonstrate the effectiveness of the campaign. Any campaigns managed by Big Clix will require that the mobile user opt-in for the advertising to avoid unwanted email messages. The opt-in requirement will provide the Company prior approval from the mobile user to distribute advertising to their mobile device. The Company believes this strategy is critical to ensure compliance with the Controlling the Assault of

Non-Solicited Pornography and Marketing Act (CAN-SPAM).

The Big Clix unified, streamlined system will combine and coordinate all aspects of administering a mobile advertising campaign in the nascent and utterly fragmented mobile advertising space. There is a large void available for a platform to create, target, deliver and provide analytics (ex. click-throughs by messages sent, view activity based on location, tracking effectiveness by region, frequency of click-throughs, etc.) for mobile ads including video that engage and move consumers to action.

The platform software that we plan to develop will allow customers to conduct mobile marketing campaigns and advertising. The software will enable the user to create the specific campaign or marketing messages for the mobile audience. Since the landscape on a mobile phone is much less than a computer or TV, the messages must be crafted in an unique way to deliver the message(s) in a very small format. Once the campaign is created, the software will allow the user to select the target audience by category (age, sex, location, etc). Once selected, the software will allow the user to initiate the campaign. The software will track the actions by the audience by impressions, click-throughs, or other user defined metrics. The software will provide the user full reporting on a real time basis of the entire campaign including full analytics for review.

The Big Clix system will improve campaign performance and return on investment by constant analysis and quantification of all aspects of the information flow in real time. The quantification includes the number of times a user views the ad, clicks on the ad (click-through) and buys the product.

We have not generated any revenues to date and our activities have been limited to developing the Business Plan.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

Our business and registered office is located at 12D School Street, Fairfax, CA 94930, our telephone number is 415.259.0725.

On June 18, 2010, a total of 12,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010 (file no.333-168403), as amended by Registration Statement on Form S-1/A on August 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010, November 23, 2010, and declared effective on December 7, 2010.

As of June 30, 2011, Big Clix had raised $21,000 through the sale of its common stock. There is $10.808 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On June 18, 2010, Mr. Patrick Yore, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of June 30. The objective of this corporation is to become a market leader in developing software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle.

The Company has not yet implemented its business model and to date has generated no revenues.

Big Clix has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Description of our Products and Services

Big Clix intends to develop a software platform to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle. A unified, streamlined system to combine and coordinate all aspects of administering a mobile advertising campaign will be a game changer in the nascent and utterly fragmented mobile advertising space.

The system will feature a web-based administration and development panel that uses modular building blocks defined by industry standards on a per device level. The system will not only help in the programming and functionality aspects of developing effective mobile ad campaigns, it will enable the user to easily create custom advertisements. The backend system will interconnect with a secure database that passes information to and from the users account through any popular web browser interface. Mobile application versions of the software for campaign monitoring and assessment is also planned.

The Big Clix Platform will offer ...

•	Modular ad creative building system that uses a building block approach to create effective ads that meet mobile advertising best practices and technology compliance.

•	Ability to create and target custom audiences at scale.

•	Improve campaign performance and return on investment.

•	Targeting tools to access to the broadest possible reach at the best possible price.

•

Contextual and behavioral consumer ad targeting: We intend to enable advertisers to dynamically insert advertising impressions in all forms of mobile communication and content, including wireless access protocol (WAP) sites, video and music, messaging (both SMS & MMS), applications and games. Our ad serving platform will be designed to facilitate the launch of advertising campaigns for brand-building, direct response and lead generation.

Competition

With potentially numerous competitors in Mobile Advertising, it is imperative that Big Clix develops a unique strategy and branding play. As a result, Big Clix intends to create significant competitive advantages, and assembled a seasoned and highly motivated management team with the requisite skill sets to capitalize on the substantial market opportunity. The key factor to build a customer base and generate revenue will be the fulfillment and delivery of our product and services. This effort will be managed by the principal of the business. The real core value is the combination of quality of product, simplicity of use, and strong sense of service.

Regulatory Matters

GOVERNMENT REGULATIONS PROHIBIT SENDING UNWANTED MESSAGES TO MOBILE USERS WITHOUT PRIOR PERMISSION. THE COMPANY IS SUBJECT TO THESE REGULATIONS AND ANY FUTURE CHANGES COULD IMPACT OUR BUSINESS.

The Company will provide campaign management services to future customers. These campaigns will send message to mobile users which must comply with government regulations and the FCC. The Company requires users to "opt-in" for permission to send the messages. The Company must comply with these and future government regulations. We must comply with these regulations and future changes may impact our business.

Employees and Employment Agreements

Big Clix has no permanent staff other than its President and Director Patrick Yore. Mr. Yore is employed elsewhere and has the flexibility to work on Big Clix up to 30 to 35 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing. Once the Company begins building its Internet website, it will hire an independent consultant to build the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 12D School Street, Fairfax, CA 94930.

Item 1A.	Risk Factors.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BIG CLIX CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending June 30, 2011 and dated September 15, 2011, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to Big Clix Corp. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the June 30, 2011 Audited Financial Statements - Auditors Report". Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

SINCE BIG CLIX ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO GENERATING A PRODUCT FOR SALE, IT MAY NEVER ACHIEVE PROFITABILITY AND IF THECOMPANY CAN NOT ACHIEVE PROFITABILITY OR RAISE ADDITIONAL CAPITAL, IT MAY FAILRESULTING IN A COMPLETE LOSS OF YOUR INVESTMENT

The Company must complete the business and marketing plans before any development can start on the design of the product suite. Over the next twelve months, the Company anticipates increasing its operating expenses and will need $150,000 to complete the business and marketing plan and to fund basic operations of the Company.

There is no history upon which to base any assumption as to the likelihood that the Company will be successful in creating a product. We cannot provide investors with any assurance that if we create a product, that we will be successful in attracting customers and have the ability to generate any revenue.  If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

We will require additional financing to sustain our business operations. Over the next 12 months, we anticipate needing at least $150,000 to complete the marketing and business plan and other operating expenses. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. If we don't raise additional capital, our business will fail.

RISKS RELATED TO INVESTING IN OUR COMPANY

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR TERMINATION OF OUR OPERATIONS AND INVESTORS MAY LOOSE THEIR ENTIRE INVESTMENT

We were incorporated on June 18, 2010 and we have not realized any revenues to date. We are an early entry stage company in a very competitive mobile services market. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our products.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business and you will lose your entire investment.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY AND THE VALUE OF THE INVESTMENT

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Currently, we don't have a product or prototype. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; and after we create a commercial product, the factors include: the level of commercial acceptance by the ecommerce businesses of our products; fluctuations in the demand for our product and capital expenditures relating to expansion of our future business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a materially adverse effect on our business, financial condition and operating results.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small with very little working capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to generate revenue through the sale of our products. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

THE COMPANY'S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Mr. Patrick Yore, our sole officer and director, has other business interests and currently devotes approximately 30 hours per week to our operations. He is currently runs BrainBlaze, a web consulting company serving clients primarily in California. Our operations may be sporadic and occur at times which are not convenient to Mr. Yore, which may result in periodic interruptions or suspensions of our business plan.

Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS. IF THE COMPANY CEASES OPERATIONS, YOU WILL LOOSE YOUR INVESTMENT

Because the Company is entirely dependent on the efforts of its sole officer and director, his departure could have a materially adverse effect on the business. He has other outside business activities and is devoting only approximately 30-35 hours per week to our operations. His expertise in the advertising and internet industries as well as his technical expertise are critical to the success of the business. The loss of this resource would have a significant impact on our business. The Company does not maintain key person life insurance on its sole officer and director.

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COSTS WHICH WILL IMPACT PROFITABILITY AND MAY CAUSE US TO CEASE OPERATIONS IF WE RUN OUT OF CAPITAL

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in the Company structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

GOVERNMENT REGULATIONS PROHIBIT SENDING UNWANTED MESSAGES TO MOBILE USERS WITHOUT PRIOR PERMISSION. THE COMPANY IS SUBJECT TO THESE REGULATIONS AND ANY FUTURE CHANGES COULD IMPACT OUR BUSINESS.

The Company will provide campaign management services to future customers. These campaigns will send message to mobile users which must comply with government regulations and the FCC. The Company requires users to "opt-in" for permission to send the messages. The Company must comply with these and future government regulations. We must comply with these regulations and future changes may impact our business.

THE COMPANY WILL USE PART TIME RESOURCES TO COMPLETE THE DEVELOPMENT OF THE PRODUCT PLATFORM. THE COMPANY HAS NO ASSURANCES THAT THESE RESOURCES WILL BE AVAILABLE OR WILL COMPLETE THE PLATFORM DEVELOPMENT. WITHOUT THESE RESOURCES THE COMPANY WILL NOT BE ABLE TO CREATE A PRODUCT.

The Company plans to use part time resources to develop the product platform to conserve cash resources. These part time resources are not under contract or obligated to complete the platform development. If the resources do not complete the product development, the Company will not have a product platform to generate revenues.

GENERAL COMPETITION

The Company has identified a market opportunity for our products. The mobile advertising market is very competitive and aggressive on pricing and service. Competitors already exist in this sector with superior products, services, financial resources, conditions and/or benefits. This will infringe on our future customer base, lengthen our sales cycle, increase marketing costs, which in turn will have an adverse affect upon our business and the results of our operations.

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

Big Clix has decided to sell brick-and-mortar and ecommerce businesses. These businesses are cross industry and cross region (all in US). The market is very competitive. These competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISH RELATIONSHIPS WITH BUSINESS AND CHANNEL PARTNERS AND/OR CUSTOMERS, THE BUSINESS WILL FAIL.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased and it may take us longer to attract customers and generate revenues. We have no way to predict when we will begin delivering our products. In addition, it takes time, money, and resources to build relationships with customers and partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

THE COMPANY MAY RETAIN INDEPENDENT RESOURCES OR CONSULTANTS DUE TO CAPITAL CONSTRAINTS TO HELP GROW THE BUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT

The company's management may decide due to economic reasons to retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

AVERAGE SELLING PRICES OF OUR PRODUCTS AND SERVICES MAY DECREASE, WHICH MAY HARM OUR GROSS MARGINS.

The average selling prices of our products and services may be lower than expected as a result of competitive pricing pressures and promotional programs. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

WE WILL RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR SERVICES AND IF WE FAIL TO DEVELOP, MAINTAIN OR ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED.

Our ability to provide our products to ecommerce businesses depends significantly on our ability to develop, maintain or enhance our strategic relationships with these potential customers. In the beginning of operations, there will be a marketing challenge for Big Clix. The Company and identity will be newly formed; therefore, the company will be relatively unknown in the marketplace. Although the founder has significant experience and many contacts within the mobile entertainment industry, he has worked mainly as a consultant during the course of his career. Therefore, Big Clix won't benefit from immediate name recognition.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, SOTHE ONLY WAY IN WHICH YOU CAN MAKE A GAIN ON ANY INVESTMENT IN THIS COMPANY ISTO SELL THE STOCK IF AND ONLY IF A MARKET DEVELOPS.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation growth and expansion of our business. Therefore, the only way to liquidate your investment is to sell your stock.

IN THE EVENT THAT THE COMPANY'S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANYRESTRICTIONS AND THESE RESTRICTIONS COULD ADVERSELY AFFECT THE PRICE ANDLIQUIDITY OF THE COMPANY'S SHARES CREATING A POTENTIAL LOSS OF INVESTMENT

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser.  Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

BLUE SKY LAWS MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES. IF THE STATE LAWS ARE NOT FOLLOWED, YOU WILL NOT BE ABLE TO SELL YOUR SHARES AND YOU MAY LOOSE YOUR INVESTMENT

State Blue Sky laws may limit resale of the Shares. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.

Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company's securities to be limited.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS OVER 88% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HIS DECISIONS ARE CONTRARY TO THEIRINTERESTS

The Company's sole officer and director, Mr. Patrick Yore, owns over 90% of the outstanding shares As a result, he will maintain control of the Company and be able to choose all of our directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to the Company.

RISKS RELATED TO THE COMPANY'S MARKET AND STRATEGY

THE MOBILE ADVERTISING MARKET IS AN EMERGING MARKET AND HIRING QUALIFIED RESOURCES ARE DIFFICULT TO ACCOMPLISH. IF WE CAN NOT RETAIN QUALIFIED RESOURCES AND ATTRACT CUSTOMERS, WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

The Company expects that its results of operations may also fluctuate significantly in the future due to the availability and retention of motivated and qualified personnel. The Company needs these qualified resources to attract and retain customers. If we are not successful hiring and managing these resources our business will fail, which could result in a complete loss of your investment.

WE MAY BE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR PRODUCTS OR ESTABLISH A SIGNIFICANT MARKET PRESENCE. IF WE CAN NOT GAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO ATTRACT CUSTOMERS AND GENERATE REVENUE AND OUR BUSINESS WILL FAIL.

Big Clix's growth strategy is substantially dependent upon its ability to market its products successfully to both bick-and-mortar and ecommerce businesses. However, there is always the possibility that the Company will not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. In addition, there is no guarantee that any acceptance by a client will remain a client. Failure of the Company's products to achieve or sustain market acceptance will have a materially adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT'S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY SUCCESSFULLY IS CRITICAL TO THE BUSINESS SUCCESS. IF THE MANAGEMENT FAILS TO IMPLEMENT THE BUSINESS STRATEGY, THE COMPANY WILL FAIL AND INVESTORS WILL LOOSE THEIR INVESTMENT

Although the Company intends to pursue a strategy of marketing its product online, our business success depends on a number of factors. These include: our ability to establish a significant customer base and maintain favorable relationships with customers and partners in the mobile advertising industry; obtain adequate business financing on favorable terms in order to buy all the necessary software and processing systems; development and maintenance of appropriate operating procedures, policies and systems; hire, train and retain skilled employees. The inability of the Company to manage any or all of these factors could impair its ability to implement its business strategy successfully, which could have a materially adverse effect on the results of its operations and its financial condition.

BIGCLIX MAY BE UNABLE TO MANAGE ITS FUTURE GROWTH. IF THE COMPANY CAN NOT SUCCESSFULLY MANAGE THE GROWTH, THE COMPANY MAY RUN OUT OF MONEY AND FAIL.

Any extraordinary growth may place a significant strain on management, financial, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on the Company's financial condition or the results of its operations.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISHRELATIONSHIPS WITH DEVELOPMENT PARTNERS AND/OR CUSTOMERS, THE BUSINESS WILLFAIL.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased and it may take us longer to generate revenues. We have no way to predict when we will begin delivering our products. In addition, it takes time, money, and resources to build relationships with customers and partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

THE COMPANY ANTICIPATES THAT ESTABLISHING AND MAINTAINING A CUSTOMER BASE IN THE MOBILE MARKETING AND ADVERTISING MARKETS WILL BE DIFFICULT TO ACHIEVE ESPECIALLY SINCE CONSUMERS ARE ALWAYS COST CONSCIOUS. IF WE CAN NOT ATTRACT A CUSTOMER BASE, WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OFYOUR INVESTMENT.

The Company expects that attracting, building and managing a customer base is very difficult to accomplish in the mobile marketing and advertising market space. Customers are very cost sensitive and will switch to any other product based on cost. We plan to provide a product and services that are high utility value, simple to use, and cost effective.  Accordingly, when we are ready, if we cannot build a customer base, our future sales and operating results will be negatively impacted and our business could fail.

THE COMPANY MAY RETAIN INDEPENDENT RESOURCES OR CONSULTANTS TO HELP GROW THEBUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT

The company's management may retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

COMPETITION MAY DECREASE OUR FUTURE ABILITY TO GAIN CUSTOMERS AND MARKET SHARE.

Several of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases than we do. The competitors include First Alert EL52-2 Two-Story, FesQLadder FL 25SL Three Story, Kidde's Fire Safety Ladder (KL-2S Two-Story), Red Rung and others. All of these companies have safety ladders that are carried in home building and improvement retailers like Home Depot, Lowes, ACE Hardware. These companies market their products at industry trade shows, conferences, and expos. The Company believe that these brands are well recognize among consumers. These competitors may also adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop product offerings that we do not offer or that are more sophisticated or more cost effective. For these and other reasons, our competitors' products may achieve greater acceptance in the marketplace, limiting our ability to attract customers. Our failure to adequately address these factors could harm our business and operating results.

BECAUSE THE COMPANY HAS 300,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS' EQUITY

The Company has 300,000,000 authorized shares, of which only 13,200,000 are currently issued and outstanding. The Company's management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company's current shareholders.  Additionally, large share issuances would generally have a negative impact on the Company's share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

INVESTING IN THE COMPANY IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT

Purchasing the offered shares is highly speculative and involves significant risk. The offered shares should not be purchased by any person who cannot afford to lose their entire investment. The business and marketing plan of the Company is not completed, and it is possible that we would be unable to finish it. The Company's shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The company does not own any real estate or other properties. The company’s office is located at 12D School Street, Fairfax, CA 94930, which is the sole officer’s residence. This office space is made available to us at no charge.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the period ended June 30, 2011, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol BCLX. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2010
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of June 30, 2011, there are 13,200,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of June 30, 2011, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Broadridge Transfer Agent Solutions, Inc., 44 West Lancaster Avenue, Ardmore, PA 19003, telephone number 610.649.7300.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2011.

Item 6.	Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Big Clix, Inc. is a development stage company and was incorporated in Florida on June 18, 2010. Big Clix will develop software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle. The Company believes to be successful in the market, we must provide customers our products and services in two options (i) license the software to allow them to run the platform themselves and provide customers development services to assist them in creating, managing, and measuring their advertising campaign or (ii) outsource the advertising campaign to Big Clix. Over time, the Company believes that customers will outsource advertising campaigns as long as they can obtain reports that demonstrate the effectiveness of the campaign. Any campaigns managed by Big Clix will require that the mobile user opt-in for the advertising to avoid unwanted email messages. The opt-in requirement will provide the Company prior approval from the mobile user to distribute advertising to their mobile device. The Company believes this strategy is critical to ensure compliance with the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM).

On June 18, 2010, a total of 12,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010 (file no.333-168403), as amended by Registration Statement on Form S-1/A on August 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010, November 23, 2010, and declared effective on December 7, 2010.

As of June 30, 2011, Big Clix had raised $21,000 through the sale of its common stock. There is $10.808 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of Big Clix Corp. for the year ended June 30, 2011 and 2010. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2011 or 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $5,192 from $4,400 for the year ended June 30, 2010 to $9,592 for the year ended June 30, 2011, an increase of 118%. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

None.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $9,592 for the year ended June 30, 2011 compared to a net loss of $4,400 for the year ended June 30, 2010.

Big Clix has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects cash assets in the amount of $10,808 as compared to $8,000 in cash for the period from June 18, 2010 (inception) to June 30, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $9,592 for the year ended June 30, 2011 as compared to net loss of $4,400 for the period from June 18, 2010 (inception) to June 30, 2010. During the period from June 18, 2010 (inception) to June 30, 2011, the Company's balance sheet reflected an accumulated deficit of $13,192.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on January 31, 2011. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end June 30, 2011 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Patrick Yore, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $13,192 as of June 30, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended June 30, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2011 or 2010, respectively.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

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

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

The Company has filed all income tax returns since inception.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments after we start generating revenue.

Tangible and Intangible Asset Impairment

After we have any tangible or intangible assets on our balance sheet, we will review those long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below).

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to BAAP.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to our history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition and technical advances; dependence on the market for digital advertising; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting Company.

Item 8	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s  financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the registrant’s two most recent fiscal years, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2011.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9.B	Other Information.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Patrick Yore	40	President and Director

Patrick Yore has served as our President, Chief Executive Officer and our director since February 23, 2010.

Mr. Yore embodies over 18 years of professional advertising and media experience. After graduation from Michigan State University in 1992, he was then made Director of Advertising for Ala Carte Entertainment, a Chicago-based company specializing in events, dining, live music and nightlife through 1995. From 1997 till 2000, he worked for RD/FOX Advertising, an ad agency located in SOMA San Francisco. From Jan 2001 till Mar 2007, Mr. Yore then joined and took a position in-house as Marketing Director for Financial Interactive, a customer relationship management (CRM) software provider to the financial industry. While at Financial Interactive, he started BrainBlaze Advertising in May 2005 to provide high quality marketing communications services. BrainBlaze develops and provides technology-driven advertising campaigns for ecommerce companies. Brainblaze continues to operate today and is Mr. Yore's only other business interest.

Mr. Yore has over nine year experience in early stage advertising, mobile and Internet technology companies. He has experience leading teams in strategic planning, product development, technical deployment, and overall management. He brings strong talent, skills, and experience to the board of the Company.

Mr. Yore is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•

the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•

developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Patrick Yore, 12D School Street, Fairfax, CA 94930. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

ITEM 11.	EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended June 30, 2011 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Patrick Yore, President	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on February 23, 2010.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of June 30, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended June 30, 2011, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Patrick Yore, President	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2011, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2011, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Patrick Yore * 12D School Street, Fairfax, CA 94930	12,000,000 shares Secretary, Treasurer, Director	90.9%

Common Stock	All officers and directors as a group	12,000,000	90.9%

*Mr. Yore serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2011 and June 30, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	June 30, 2011	June 30, 2010

(i) Audit Fees	$4,800	$3.000

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$4,800	$3,000

Audit Fees. The aggregate fees billed in each of the years ended June 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $4,800 and $3,000, respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended June 30, 2011 and 2010.

Tax Fees. For the year ended June 30, 2011 and 2010, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Clix Corp.

September 21, 2011	By:	/s/ Patrick Yore
	Its:	Patrick Yore Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Yore	September 21, 2011
Patrick Yore
Its:	Principal Executive Officer, President and a Director

By:	/s/ Patrick Yore	September 21, 2011
Patrick Yore
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Big Clix Corp. required to be included in Items 8 and 15 are listed below:

Big Clix Corp.

Audited Financial Statements for the years ended June 30, 2011 and 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Big Clix, Corp.

Fairfax, California

We have audited the accompanying balance sheets of Big Clix, Corp. (a development stage company). as of June 30, 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year  ended June 30, 2011 and for the period June 18, 2010 (inception) to June 30, 2011. Big Clix, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Big Clix, Corp as of June 30, 2010, were audited by other auditors whose report, dated July 22, 2010 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Clix, Corp. (a development stage company) as of June 30, 2011, and the results of its operations and its cash flows for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZS Consulting Group LLP

ZS Consulting Group LLP

Melville, New York

September 15, 2011

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zmscpas.com

Big Clix Corp.

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2011	2010
	Audited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,808	$8,000
Total current assets	$10,808	$8,000

TOTAL ASSETS	$10,808	$8,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$3,000	$4,400
Total liabilities	3,000	4,400

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
13,200,000 and 12,000,000 shares issued and outstanding at	$1,320	$1,200
June 30, 2011 and June 30, 2010
Additional paid-in capital	19,680	7,800
Stock Subscription Receivable	0	(1,000)
Deficit accumulated during the development stage	(13,192)	(4,400)
Total Stockholders' Equity	7,808	3,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,808	$8,000

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	Three Months	Twelve Months	June 18,
	Ended	Ended	2010 to
	June 30,	June 30,	June 30,
	2011	2011	2011

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$2,132	$4,171	$4,271
Professional Fees	3,433	5,421	8,921
	5,565	9,592	13,192

Loss Before Income Taxes	$(5,565)	$(9,592)	$(13,192)

Provision for Income Taxes	—	—	—

Net Loss	$(5,565)	$(9,592)	$(13,192)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	13,200,000	12,493,151	12,477,454

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From June 18, 2010 (Inception) to June 30, 2011

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - June 18, 2010	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00075 per share (par value $0.0001) on June 18, 2010	12,000,000	1,200	7,800	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)
					—
Balance - June 30, 2010	12,000,000	1,200	7,800	(1,000)	(3,600)	4,400

Loss for the quarter ended September, 2010	—	—	—	—	(788)	(788)

Stock Subscription	—	—	—	1,000	—	1,000

Balance - September 30, 2010	12,000,000	1,200	7,800	—	(4,388)	4,612

Loss for the quarter ended December, 2010	—	—	—	—	(2,337)	(2,337)

Balance - December 31, 2010	12,000,000	1,200	7,800	—	(6,725)	2,275

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on January 31, 2011 at $0.01 per share	1,200,000	120	11,880	—	—	12,000

Loss for the quarter ended March 31, 2011	—	—	—	—	(902)	(902)

Balance - March 31, 2011	13,200,000	1,320	19,680	0	(7,627)	13,373

Loss for the quarter ended June, 2011	—	—	—	—	(5,565)	(5,565)

Balance - June 30, 2011	13,200,000	1,320	19,680	—	(13,192)	7,808

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Cash Flows

		For the Period
		from Inception
	Twelve Months	June 18,
	Ended	2010 to
	June 30,	June 30,
	2011	2011

OPERATING ACTIVITIES

Net Loss	$(9,592)	$(13,192)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(600)	3,000
Net cash used in operating activities	(10,192)	(10,192)

FINANCING ACTIVITIES

Common stock issued for cash	13,000	21,000
Net cash provided by financing activities	13,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	2,808	10,808

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,808	$10,808

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2011)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Big Clix Corp. (“Big Clix Corp.” or “Big Clix”) is a development stage company and was incorporated in Florida on June 18, 2010. Big Clix will develop software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle. The Company believes to be successful in the market, we must provide customers our products and services in two options (i) license the software to allow them to run the platform themselves and provide customers development services to assist them in creating, managing, and measuring their advertising campaign or (ii) outsource the advertising campaign to Big Clix. Over time, the Company believes that customers will outsource advertising campaigns as long as they can obtain reports that demonstrate the effectiveness of the campaign. Any campaigns managed by Big Clix will require that the mobile user opt-in for the advertising to avoid unwanted email messages. The opt-in requirement will provide the Company prior approval from the mobile user to distribute advertising to their mobile device. The Company believes this strategy is critical to ensure compliance with the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM).

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2011 or 2010, respectively.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2011)

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

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

Revenue and Cost Recognition

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

Property

The Company does not own any real estate or other properties. The Company’s office is located 12D School Street, Fairfax, CA 94930. Our contact number is 415.259.0725. The business office is located at the home of Patrick Yore, the CEO of the Company, at no charge to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at June 30, 2011 and 2010, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At June 30, 2011, the Company had estimated net loss carry forwards of approximately $13,192 which expires through its tax year ending 2031. Utilization of these net operating loss carryforwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2011)

NOTE 4.	STOCKHOLDERS’ EQUITY

Common Stock

On Junen 18, 2010, the Company issued 12,000,000 of its $0.00075 par value common stock at $0.00075 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On January 31, 2011, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 9,000,000 shares and 13,200,000 shares issued and outstanding at June 30, 2010 and 2011, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period June 18, 2010 (date of inception) through June 30, 2011 the Company has had a net loss of $13,192. As of June 30, 2011, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2011)

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities, effective July 1, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to GAAP.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2011)

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2011 was below the FDIC insurance threshold.

NOTE 9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through September 1, 2011, the date which the financial statements were available to be issued, and no such events have occurred.