Form 10-Q
period 2011-09-30
Big Clix, Corp.
filed 2011-11-17
CIK 1496741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                  Patrick Yore
                      12D School Street, Fairfax, CA 94930
                                  415-259-0725
                     --------------------------------------
                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,200,000 shares of common stock are issued and outstanding as of November 15, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2011 (unaudited) and June 30, 2011    4

         Statements of Operations ..........................................   5

         Statements of Cash Flows ..........................................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  13

Item 4T. Controls and Procedures. ..........................................  14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  16

Item 1A. Risk Factors. .....................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  16

Item 3.  Defaults Upon Senior Securities. ..................................  16

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  16

Item 5.  Other Information. ................................................  16

Item 6.  Exhibits. .........................................................  16

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Big Clix, Corp. a Florida corporation.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                    SEPTEMBER 30,
                                                        2011         JUNE 30,
                                                      UNAUDITED        2011
                                                    ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................  $      6,885   $     10,808
                                                    ------------   ------------
    Total current assets .........................  $      6,885   $     10,808
                                                    ------------   ------------

                                                    ------------   ------------
  TOTAL ASSETS ...................................  $      6,885   $     10,808
                                                    ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                 -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities .........  $        600   $      3,000
                                                    ------------   ------------
    Total liabilities ............................           600          3,000
                                                    ============   ============


STOCKHOLDERS' EQUITY (DEFICIENCY)
 Capital Stock (Note 4)
  Authorized:
  300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
  13,200,000 .....................................  $      1,320   $      1,320
  Additional paid-in capital .....................        19,680         19,680
  Stock Subscription Receivable ..................            --             --
  Deficit accumulated during the development stage       (14,715)       (13,192)
                                                    ------------   ------------
    Total Stockholders' Equity (Deficiency) ......         6,285          7,808
                                                    ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....  $      6,885   $     10,808
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

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                    THREE MONTHS   THREE MONTHS   JUNE 18, 2011
                                        ENDED          ENDED            TO
                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                        2011           2010            2011
                                    ------------   ------------   --------------

REVENUES ........................   $         --   $         --   $          --
                                    ------------   ------------   -------------


EXPENSES
  General & Administrative ......   $        923   $         --   $       5,194
  Professional Fees .............            600            788           9,521
                                    ------------   ------------   -------------
                                           1,523            788          14,715


Loss Before Income Taxes ........   $     (1,523)  $       (788)  $     (14,715)
                                    ------------   ------------   -------------

Provision for Income Taxes ......             --             --              --
                                    ------------   ------------   -------------


Net Loss ........................   $     (1,523)  $       (788)  $     (14,715)
                                    ============   ============   =============


PER SHARE DATA:

  Basic and diluted loss
   per common share .............   $        Nil   $        Nil   $         Nil
                                    ============   ============   =============

  Basic and diluted
   weighted Average Common
   shares outstanding ...........     13,200,000     12,000,000      12,619,190
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

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                    THREE MONTHS   THREE MONTHS   JUNE 18, 2010
                                        ENDED          ENDED            TO
                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                        2011           2010            2011
                                    ------------   ------------   --------------

OPERATING ACTIVITIES

  Net Loss ......................   $     (1,523)  $       (788)  $     (14,715)
                                    ------------   ------------   -------------

  Changes in Operating Assets and
   Liabilities:
    Increase (decrease) in
     accounts payable and accrued
     liabilities ................         (2,400)        (3,000)            600
                                    ------------   ------------   -------------
  Net cash used in operating
   activities ...................         (3,923)        (3,788)        (14,115)
                                    ------------   ------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash ..             --          1,000          21,000
                                    ------------   ------------   -------------
  Net cash provided by financing
   activities ...................             --          1,000          21,000
                                    ------------   ------------   -------------


INCREASE IN CASH AND CASH
 EQUIVALENTS ....................         (3,923)        (2,788)          6,885

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ............         10,808          8,000              --
                                    ------------   ------------   -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ......................   $      6,885   $      5,212   $       6,885
                                    ============   ============   =============


Supplemental Cash Flow
 Disclosures:

  Cash paid for:
    Interest expense ............   $         --   $         --   $          --
                                    ============   ============   =============
    Income taxes ................   $         --   $         --   $          --
                                    ============   ============   =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended September 30, 2011, respectively along with the period June 18, 2010 (date of inception) to September 30, 2011.

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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2011.

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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

Property
--------

The Company does not own any real estate or other properties. The Company's office is located at 12D School Street, Fairfax, CA 94930.

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

As of September 30, 2011, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

As of September 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of September 30, 2011, the Company has $5,739 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 18, 2010 (inception) to September 30, 2011. As of September 30, 2011, the Company has federal net operating loss carry forwards of approximately $14,715 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on September 30, 2011 and the tax provision attributable to loss before income taxes is as follows:

                                                      For the period
                                                      June 18, 2010
                                                   (inception) through
                                                    September 30, 2011
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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

As of September 30, 2011, the Company had estimated net loss carry forwards of approximately $14,715 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of September 30, 2011, the Company did not have any preferred stock authorized, issued nor outstanding.

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

On January 31, 2011, the Company issued 1,200,000 shares of common stock for $12,000 to 24 investors.

As of September 30, 2011, there are 300,000,000 Common Shares at $0.0001 par value authorized with 13,200,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2011, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of September 30, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period June 18, 2010 (date of inception) through September 30, 2011 the Company has had a net loss of $14,715 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

As of September 30, 2011, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of September 30, 2011.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to September 30, 2011 through November 15, 2011, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The Company did not generate any revenue during the three months ended September 30, 2011.

Total expenses the three (3) months ending September 30, 2011 were $1,523 resulting in an operating loss for the period of $1,523. Basic net loss per share amounting to $.0001 for the three (3) months ending September 30, 2011.

General and Administrative expenses fees for the three (3) months ending September 30, 2011 and were $923. Professional fees were $600.

Liquidity and Capital Resources
-------------------------------

At September 30, 2011 we had working capital of $6,285 consisting of cash on hand of $6,885 and $600 in current liabilities as compared to working capital of $3,812 at September 30, 2010 and cash of $5,212.

Net cash used in operating activities for the three months ended September 30, 2011 was $3,923 as compared to $3,788 for the period ending September 30, 2010.

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

As of September 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

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

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*     Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

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

                                        Dated: November 16, 2011