Form 10-Q
period 2011-12-31
Big Clix, Corp.
filed 2012-01-25
CIK 1496741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-168403

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,200,000 shares of common stock are issued and outstanding as of December 31, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at December 31, 2011 (unaudited) and June 30, 2011 .   4

         Statements of Operations ..........................................   5

         Statements of Cash Flows ..........................................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  13

Item 4T. Controls and Procedures. ..........................................  14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  16

Item 1A. Risk Factors. .....................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  16

Item 3.  Defaults Upon Senior Securities. ..................................  16

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  16

Item 5.  Other Information. ................................................  16

Item 6.  Exhibits. .........................................................  16

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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                    DECEMBER 31,
                                                        2011         JUNE 30,
                                                      UNAUDITED        2011
                                                    ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................  $      6,285   $     10,808
                                                    ------------   ------------
    Total current assets .........................  $      6,285   $     10,808
                                                    ------------   ------------

                                                    ------------   ------------
  TOTAL ASSETS ...................................  $      6,285   $     10,808
                                                    ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                 -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities .........  $      1,926   $      3,000
                                                    ------------   ------------
    Total liabilities ............................         1,926          3,000
                                                    ============   ============


STOCKHOLDERS' EQUITY (DEFICIENCY)
 Capital Stock (Note 4)
  Authorized:
  300,000,000 common shares, $0.0001 par value.
  Issued and outstanding shares:
  13,200,000 .....................................  $      1,320   $      1,320
  Additional paid-in capital .....................        19,680         19,680
  Stock Subscription Receivable ..................            --             --
  Deficit accumulated during the development stage       (16,641)       (13,192)
                                                    ------------   ------------
    Total Stockholders' Equity (Deficiency) ......         4,359          7,808
                                                    ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....  $      6,285   $     10,808
                                                    ============   ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

           The accompanying notes should be read in conjunction with
                            the financial statements

                                                BIG CLIX CORP.
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------
                                                                                                FOR THE PERIOD
                                                                                                FROM INCEPTION
                                    THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS    JUNE 18, 2010
                                        ENDED          ENDED          ENDED          ENDED            TO
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                        2011           2010           2011           2010            2011
                                    ------------   ------------   ------------   ------------   --------------
REVENUES ........................   $         --   $         --   $         --   $         --   $          --
                                    ------------   ------------   ------------   ------------   -------------


EXPENSES
  General & Administrative ......   $      1,326   $        937   $      2,249   $        937   $       6,520
  Professional Fees .............            600            600          1,200          1,388          10,121
                                    ------------   ------------   ------------   ------------   -------------
                                           1,926          1,537          3,449          2,325          16,641


Loss Before Income Taxes ........   $     (1,926)  $     (1,537)  $     (3,449)  $     (2,325)  $     (16,641)
                                    ------------   ------------   ------------   ------------   -------------

Provision for Income Taxes ......             --             --             --             --              --
                                    ------------   ------------   ------------   ------------   -------------


Net Loss ........................   $     (1,926)  $     (1,537)  $     (3,449)  $     (2,325)  $     (16,641)
                                    ============   ============   ============   ============   =============


PER SHARE DATA:

  Basic and diluted loss
   per common share .............   $        Nil   $        Nil   $        Nil   $        Nil   $         Nil
                                    ============   ============   ============   ============   =============

  Basic and diluted
   weighted Average Common
   shares outstanding ...........     13,200,000     12,000,000     13,200,000     12,000,000      12,714,439
                                    ============   ============   ============   ============   =============

Nil = < $0.01

                  The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                          The accompanying notes should be read in conjunction with
                                           the financial statements

                                                      5

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                     SIX MONTHS     SIX MONTHS    JUNE 18, 2010
                                        ENDED          ENDED            TO
                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                        2011           2010            2011
                                    ------------   ------------   --------------

OPERATING ACTIVITIES

  Net Loss ......................   $     (3,449)  $     (2,325)  $     (16,641)
                                    ------------   ------------   -------------

  Changes in Operating Assets and
   Liabilities:
    Increase (decrease) in
     accounts payable and accrued
     liabilities ................         (1,074)        (1,963)          1,926
                                    ------------   ------------   -------------
  Net cash used in operating
   activities ...................         (4,523)        (4,288)        (14,715)
                                    ------------   ------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash ..             --          1,000          21,000
                                    ------------   ------------   -------------
  Net cash provided by financing
   activities ...................             --          1,000          21,000
                                    ------------   ------------   -------------


INCREASE IN CASH AND CASH
 EQUIVALENTS ....................         (4,523)        (3,288)          6,285

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ............         10,808          8,000              --
                                    ------------   ------------   -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD ......................   $      6,285   $      4,712   $       6,285
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

           The accompanying notes should be read in conjunction with
                            the financial statements

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended December 31, 2011, respectively along with the period June 18, 2010 (date of inception) to December 31, 2011.

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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011.

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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

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

As of December 31, 2011, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

As of December 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of December 31, 2011, the Company has $6,490 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 18, 2010 (inception) to December 31, 2011. As of December 31, 2011, the Company has federal net operating loss carry forwards of approximately $16,641 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on December 31, 2011 and the tax provision attributable to loss before income taxes is as follows:

                                                      For the period
                                                      June 18, 2010
                                                   (inception) through
                                                    December 31, 2011
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

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

As of December 31, 2011, the Company had estimated net loss carry forwards of approximately $16,641 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of December 31, 2011, the Company did not have any preferred stock authorized, issued nor outstanding.

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

On January 31, 2011, the Company sold 1,200,000 shares of common stock to 24 investors for net proceeds of $12,000 or $0.01 per share.

As of December 31, 2011, there are 300,000,000 Common Shares at $0.0001 par value authorized with 13,200,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2011, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of December 31, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period June 18, 2010 (date of inception) through December 31, 2011 the Company has had a net loss of $16,641 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

                                 BIG CLIX CORP.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               DECEMBER 31, 2011

As of December 31, 2011, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of December 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to December 31, 2011 through January 19, 2012, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the first and second quarter of the fiscal year 2011, the Company was focused on preparing business and financial plans, product research and development schedule and timelines.

Results of Operations

The Company did not generate any revenue during the three months ended December 31, 2011.

Total expenses the three (3) months ending December 31, 2011 were $1,926 resulting in an operating loss for the period of $1,926. Basic net loss per share amounting to $.0001 for the three (3) months ending December 31, 2011.

General and Administrative expenses fees for the three (3) months ending December 31, 2011 and were $1,326, and $600 in professional fees related to accounting services.

Total expenses for the three (3) months ended December 31, 2010 were $1,537 resulting in an operating loss for the period of $1,537 as compared to total expenses of $1,926 for the period ended December 31, 2011. The increase in expenses was due primarily to an increase general and administrative expenses in the quarter ended December 31, 2011.

Liquidity and Capital Resources
-------------------------------

At December 31, 2011 we had working capital of $4,359 consisting of cash on hand of $6,285 and $1,926 in current liabilities as compared to working capital of $2,375 at December 30, 2010 and cash of $4,712.

Net cash used in operating activities for the six months ended December 31, 2011 was $4,523 as compared to $4,288 for the six months ended December 31, 2010.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

                                        Dated: January 25, 2012