Form 10-Q/A
period 2012-03-31
Big Clix, Corp.
filed 2012-05-11
CIK 1496741

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 171,600,000 shares of common stock are issued and outstanding as of March 31, 2012.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2010 is being filed to correct the number of shares outstanding from 13,200,000 to 171,600,000, which reflects the 13 for 1 forward stock split effected by the Board of Directors and majority shareholder of Big Clix Corp. on January 26, 2012.

This correction appears in the last paragraph of the Form 10-Q/A cover page, the Balance Sheets, the Statements Of Operations and in Note 4 Stockholders' Equity under the heading Common Stock.

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
                                                    ============   ============


STOCKHOLDERS' EQUITY (DEFICIENCY)
 Capital Stock (Note 4)
  Authorized:
  300,000,000 common shares, $0.0001 par value.
  Issued and outstanding shares:
  171,600,000* ...................................  $      1,320   $      1,320
  Additional paid-in capital .....................        19,680         19,680
  Stock Subscription Receivable ..................            --             --
  Deficit accumulated during the development stage       (18,643)       (13,192)
                                                    ------------   ------------
    Total Stockholders' Equity (Deficiency) ......         2,357          7,808
                                                    ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....  $      2,357   $     10,808
                                                    ============   ============

* Shares issued and outstanding have been adjusted to reflect the Company's 13 for 1 forward stock split on January 26, 2012.


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
                                    ============   ============   ============   ============   =============


PER SHARE DATA:

  Basic and diluted loss
   per common share .............   $        Nil   $        Nil   $        Nil   $        Nil   $         Nil
                                    ============   ============   ============   ============   =============

  Basic and diluted
   weighted average common
   shares outstanding*...........    171,600,000    166,266,671    171,600,000    159,359,122     166,160,371
                                    ============   ============   ============   ============   =============

Nil = < $0.01

* Shares outstanding numbers have been adjusted to reflect the Company's 13 for 1 forward stock split on
January 26, 2012.

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

On January 26, 2012, the Board of Directors and majority shareholder of Big Clix Corp. effected a 13 for 1 forward stock split of the issued and outstanding shares of common stock. The forward stock split was distributed to all shareholders of record on January 24, 2012.

As of March 31, 2012, there are 300,000,000 Common Shares at $0.0001 par value authorized with 171,600,000 issued and outstanding.

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

                                        Dated: May 11, 2012