Form 10-K
period 2012-06-30
Big Clix, Corp.
filed 2012-09-20
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2012

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of June 30, 2012.

As of June 30, 2012, there were 171,600,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

On June 18, 2010, a total of 12,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010 (file no.333-168403), as amended by Registration Statement on Form S-1/A on September 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010, November 23, 2010, and declared effective on December 7, 2010.

As of June 30, 2012, Big Clix had raised $12,000 through the sale of its common stock. There is $774 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

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

The Company will provide campaign management services to future customers. These campaigns will send message to mobile users which must comply with government regulations and the FCC. The Company requires users to “opt-in” for permission to send the messages. The Company must comply with these and future government regulations. We must comply with these regulations and future changes may impact our business.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BIG CLIX CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending June 30, 2012 and dated September __, 2012, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to Big Clix Corp. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the June 30, 2012 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

We will require additional financing to sustain our business operations. Over the next 12 months, we anticipate needing at least $150,000 to complete the marketing and business plan and other operating expenses. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. If we don’t raise additional capital, our business will fail.

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

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY AND THE VALUE OF THE INVESTMENT

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Currently, we don’t have a product or prototype. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; and after we create a commercial product, the factors include: the level of commercial acceptance by the ecommerce businesses of our products; fluctuations in the demand for our product and capital expenditures relating to expansion of our future business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a materially adverse effect on our business, financial condition and operating results.

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

THE COMPANY’S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

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

The Company will provide campaign management services to future customers. These campaigns will send message to mobile users which must comply with government regulations and the FCC. The Company requires users to “opt-in” for permission to send the messages. The Company must comply with these and future government regulations. We must comply with these regulations and future changes may impact our business.

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

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

Big Clix has decided to sell brick-and-mortar and ecommerce businesses. These businesses are cross industry and cross region (all in US). The market is very competitive. These competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

The company’s management may decide due to economic reasons to retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

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

Our ability to provide our products to ecommerce businesses depends significantly on our ability to develop, maintain or enhance our strategic relationships with these potential customers. In the beginning of operations, there will be a marketing challenge for Big Clix. The Company and identity will be newly formed; therefore, the company will be relatively unknown in the marketplace. Although the founder has significant experience and many contacts within the mobile entertainment industry, he has worked mainly as a consultant during the course of his career. Therefore, Big Clix won’t benefit from immediate name recognition.

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

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANYRESTRICTIONS AND THESE RESTRICTIONS COULD ADVERSELY AFFECT THE PRICE ANDLIQUIDITY OF THE COMPANY’S SHARES CREATING A POTENTIAL LOSS OF INVESTMENT

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser.  Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company’s securities to be limited.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 91% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HIS DECISIONS ARE CONTRARY TO THEIRINTERESTS

The Company’s sole officer and director, Mr. Patrick Yore, owns 91% of the outstanding shares As a result, he will maintain control of the Company and be able to choose all of our directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to the Company.

RISKS RELATED TO THE COMPANY’S MARKET AND STRATEGY

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

Big Clix’s growth strategy is substantially dependent upon its ability to market its products successfully to both bick-and-mortar and ecommerce businesses. However, there is always the possibility that the Company will not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. In addition, there is no guarantee that any acceptance by a client will remain a client. Failure of the Company’s products to achieve or sustain market acceptance will have a materially adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT’S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY SUCCESSFULLY IS CRITICAL TO THE BUSINESS SUCCESS. IF THE MANAGEMENT FAILS TO IMPLEMENT THE BUSINESS STRATEGY, THE COMPANY WILL FAIL AND INVESTORS WILL LOOSE THEIR INVESTMENT

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

BIGCLIX MAY BE UNABLE TO MANAGE ITS FUTURE GROWTH. IF THE COMPANY CAN NOT SUCCESSFULLY MANAGE THE GROWTH, THE COMPANY MAY RUN OUT OF MONEY AND FAIL.

Any extraordinary growth may place a significant strain on management, financial, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on the Company’s financial condition or the results of its operations.

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

The company’s management may retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

Big Clix has decided to sell brick-and-mortar and ecommerce businesses. These businesses are cross industry and cross region (all in US). The market is very competitive. These competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

BECAUSE THE COMPANY HAS 300,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

The Company has 300,000,000 authorized shares, of which only 13,200,000 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders.  Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

During the period ended June 30, 2012, there has not been any matter, which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

As of June 30, 2012, there are 13,200,000 shares of Common Stock outstanding.

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

Shareholders

As of June 30, 2012, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Suite 230, Ardmore, PA  19003, telephone number 484.416.3124.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2012.

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

On June 18, 2010, a total of 12,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010 (file no.333-168403), as amended by Registration Statement on Form S-1/A on September 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010, November 23, 2010, and declared effective on December 7, 2010.

On January 31, 2011, Big Clix  raised $12,000 through the sale of its common stock to 24 investors. There was $774 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of Big Clix Corp. for the year ended June 30, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2012 or 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $2,302 from $4,171 for the year ended June 30, 2011 to $6,473 for the year ended June 30, 2012, an increase of 55%. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

None.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $9,534 for the year ended June 30, 2012 compared to a net loss of $9,592 for the year ended June 30, 2011.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects cash assets in the amount of $774 as compared to $10,808 in cash for the period ending June 30, 2011. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $9,534 for the year ended June 30, 2012 as compared to net loss of $9,592 for the period ending June 30, 2011.  As of June 30, 2012, the Company’s balance sheet reflected an accumulated deficit of $22,726.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on January 31, 2011. In addition, the Company borrowed $2,500 from one investor.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end June 30, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Patrick Yore, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $22,726 as of June 30, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended June 30, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2012 or 2010, respectively.

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

As of June 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

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

Name	Age	Position
Patrick Yore	41	President and Director

Patrick Yore has served as our President, Chief Executive Officer and our director since February 23, 2010.

Mr. Yore embodies over 18 years of professional advertising and media experience. After graduation from Michigan State University in 1992, he was then made Director of Advertising for Ala Carte Entertainment, a Chicago-based company specializing in events, dining, live music and nightlife through 1995. From 1997 till 2000, he worked for RD/FOX Advertising, an ad agency located in SOMA San Francisco. From Jan 2001 till Mar 2007, Mr. Yore then joined and took a position in-house as Marketing Director for Financial Interactive, a customer relationship management (CRM) software provider to the financial industry. While at Financial Interactive, he started BrainBlaze Advertising in May 2005 to provide high quality marketing communications services. BrainBlaze develops and provides technology-driven advertising campaigns for ecommerce companies. Brainblaze continues to operate today and is Mr. Yore’s only other business interest.

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

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended June 30, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Patrick Yore, President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on June 18, 2010.

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

Long-Term Incentive Plans.

As of June 30, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended June 30, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2012, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2012 and June 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	June 30, 2012	June 30, 2010

(i) Audit Fees	$5,300	$4,800

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,300	$4,800

Audit Fees. The aggregate fees billed in each of the years ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,300 and 4,800, respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended June 30, 2012 and 2011.

Tax Fees. For the year ended June 30, 2012 and 2011, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Clix Corp.

September 20, 2012	By:	/s/ Patrick Yore
	Its:	Patrick Yore Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Yore	September 20, 2012
Patrick Yore
Its:	Principal Executive Officer, President and a Director

By:	/s/ Patrick Yore	September 20, 2012
Patrick Yore
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Big Clix Corp. required to be included in Items 8 and 15 are listed below:

Big Clix Corp.

Audited Financial Statements for the years ended June 30, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Big Clix, Corp.

Fairfax, California

We have audited the accompanying balance sheets of Big Clix, Corp. (a development stage company). as of June 30, 2012, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year  ended June 30, 2012 and for the period June 18, 2010 (inception) to June 30, 2012. Big Clix, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Clix, Corp. (a development stage company) as of June 30, 2012, and the results of its operations and its cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ZS Consulting Group LLP

ZS Consulting Group LLP

Melville, New York

July 26, 2012

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zmscpas.com

Big Clix Corp.

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2012	2011
	Audited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$774	$10,808
Total current assets	$774	$10,808

TOTAL ASSETS	$774	$10,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$—	$3,000
Note Payable	2,500	—
Total liabilities	$2,500	$3,000

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
171,600,000 and 13,200,000 shares issued and outstanding at June 30, 2012 and June 30, 2011.	$1,320	$1,320
Additional paid-in capital	19,680	19,680
Stock Subscription Receivable	0	0
Deficit accumulated during the development stage	(22,726)	(13,192)
Total Stockholders’ Equity	(1,726)	7,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774	$10,808

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

					For the Period
					from Inception
	Three Months	Three Months	Twelve Months	Twelve Months	June 18,
	Ended	Ended	Ended	Ended	2010 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$3,317	$2,132	$6,473	$4,171	$10,744
Professional Fees	766	3,433	3,061	5,421	11,982
	4,083	5,565	9,534	9,592	22,726

Loss Before Income Taxes	$(4,083)	$(5,565)	$(9,534)	$(9,592)	$(22,726)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(4,083)	$(5,565)	$(9,534)	$(9,592)	$(22,726)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	171,600,000	13,200,000	87,843,288	12,493,151	49,550,943

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From June 18, 2010 (Inception) to June 30, 2012

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - June 18, 2010	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00075 per share (par value $0.0001) on June 18, 2010	12,000,000	1,200	7,800	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)
					—
Balance - June 30, 2010	12,000,000	1,200	7,800	(1,000)	(3,600)	4,400

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on January 31, 2011 at $0.01 per share	1,200,000	120	11,880	1,000	—	13,000

Net (loss) for the year ended June 30, 2011	—	—	—	—	(9,592)	(9,592)

Balance - June 30, 2011	13,200,000	1,320	19,680	—	(13,192)	7,808

Stock Split, 13:1 forward on on January 10, 2012	158,400,000	—	—	—	—	—

Loss for the year ended June, 2012	—	—	—	—	(9,534)	(9,534)

Balance - June 30, 2012	171,600,000	1,320	19,680	—	(22,726)	(1,726)

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
	Twelve Months	Twelve Months	from Inception
	Ended	Ended	June 18,
	June 30,	June 30,	2010 to
	2012	2011	June 30, 2012

OPERATING ACTIVITIES

Net Loss	$(9,534)	$(9,592)	$(22,726)

Changes in Operating Assets and Liabilities:
Increase (decrease) in notes payable	2,500	—	2,500
Increase (decrease) in accounts payable and accrued liabilities	(3,000)	(600)	—
Net cash used in operating activities	(10,034)	(10,192)	(20,226)

FINANCING ACTIVITIES

Common stock issued for cash	—	13,000	21,000
Net cash provided by financing activities	—	13,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	(10,034)	2,808	774

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,808	8,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$774	$10,808	$774

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2012)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2012 or 2011, respectively.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2012)

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at June 30, 2012 and 2011, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At June 30, 2012, the Company had estimated net loss carry forwards of approximately $22,726, which expires through its tax year ending 2031. Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2012)

NOTE 4.	STOCKHOLDERS’ EQUITY

Common Stock

On June 18, 2010, the Company issued 12,000,000 of its $0.00075 par value common stock at $0.00075 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On January 31, 2011, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

On January 10, 2012, the Board of Directors and majority shareholder of Big Clix Corp. approved a 13 for one forward stock split of our issued and outstanding common stock .

There are 300,000,000 Common Shares at $0.0001 par value authorized with 171,600,000 and 13,200,000 shares issued and outstanding at  June 30, 2012 and 2011 respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period June 18, 2010 (date of inception) through June 30, 2012 the Company has had a net loss of $22,726. As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

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

(June 30, 2012)

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

(June 30, 2012)

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

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2012 was below the FDIC insurance threshold.

NOTE 9.	NOTE PAYABLES

The Company issued a promissory note in the amount of $2,500 from an individual investor.  The note bears 5% interest and is payable upon request.

NOTE 10.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through September 14, 2012, the date which the financial statements were available to be issued, and no such events have occurred.