Form 10-Q
period 2012-09-30
Big Clix, Corp.
filed 2012-11-14
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-168403

Big Clix, Corp.

(Exact name of registrant as specified in its charter)

Florida	27-2880472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Patrick Yore

12D School Street, Fairfax, CA 94930

                    415-259-0725

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 171,600,000 shares of common stock are issued and outstanding as of September 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Big Clix, Corp. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Big Clix Corp.

(A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2012	2012
	UnAudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,076	$774
Total current assets	$1,076	$774

TOTAL ASSETS	$1,076	$774

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$95	$—
Note Payable	8,000	2,500
Total liabilities	$8,095	$2,500

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
171,600,000 shares issued and outstanding at September 30, 2012 and June 30, 2012.	$1,320	$1,320
Additional paid-in capital	19,680	19,680
Deficit accumulated during the development stage	(28,019)	(22,726)
Total Stockholders’ Equity	(7,019)	(1,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,076	$774

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	Three Months	Three Months	June 18,
	Ended	Ended	2010 to
	September 30,	September 30,	September 30,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$1,793	$923	$12,537
Professional Fees	3,500	600	15,482
	5,293	1,523	28,019

Loss Before Income Taxes	$(5,293)	$(1,523)	$(28,019)

Provision for Income Taxes	—	—	—

Net Loss	$(5,293)	$(1,523)	$(28,019)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	171,600,000	13,200,000	60,355,396

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

Big Clix Corp.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	Three Months	Three Months	June 18, 2010
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net Loss	$(5,293)	$(1,523)	$(28,019)

Changes in Operating Assets and Liabilities:
Increase (decrease) in notes payable	5,500	—	8,000
Increase (decrease) in accounts payable and accrued liabilities	95	(2,400)	95
Net cash used in operating activities	302	(3,923)	(19,924)

FINANCING ACTIVITIES

Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	—	—	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	302	(3,923)	1,076

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	774	10,808	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,076	$6,885	$1,076

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Big Clix Corp., (the “Company”) is a development stage company incorporated in the State of Florida on June 18, 2010. The Company offers software and systems to create, target, deliver and measure effectiveness of dynamic mobile advertising across the entire campaign lifecycle.

The Company’s fiscal year end is June 30.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended September 30, 2012, respectively along with the period June 18, 2010 (date of inception) to September 30, 2012.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

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

Earnings (Loss) per Share

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2012

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 12D School Street, Fairfax, CA 94930.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2012

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 -Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of September 30, 2012, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of September 30, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of September 30, 2012, the Company has $10,927 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 18, 2010 (inception) to September 30, 2012. As of September 30, 2012, the Company has federal net operating loss carry forwards of approximately $28,019 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on September 30, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
June 18, 2010
(Date of Inception)
through
September 30, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

As of September 30, 2012, the Company had estimated net loss carry forwards of approximately $28,019 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2012

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2012, the Company did not have any preferred stock authorized, issued nor outstanding.

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

On January 26, 2012, the Board of Directors and majority shareholder of Big Clix Corp. affected a 13 for 1 forward stock split of the issued and outstanding shares of common stock.  The forward stock split was distributed to all shareholders of record on January 24, 2012.

As of September 30, 2012, there are 300,000,000 Common Shares at $0.0001 par value authorized with 171,600,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of September 30, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period June 18, 2010 (date of inception) through September 30, 2012 the Company has had a net loss of $28,019 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of September 30, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor. The Company had no deposits in excess of insured amounts as of September 30, 2012.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2012

NOTE 8. NOTE PAYABLE

On April 10, 2012, through August 15, 2012, the Company issued a promissory note in the amount of $8,000 to one individual. The promissory note is payable on demand and bears interest at 5% per annum.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to September 30, 2012 through November 1, 2012, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2013, the Company finished up the business and financial plan. In addition, the Company continues to develop a demo system for the dynamic mobile advertising.

The Company did not generate any revenue during the three months ended September 30, 2012.

Total expenses the three (3) months ending September 30, 2012 were $5,293 resulting in an operating loss for the period of $5,293. Basic net loss per share amounting to $.0001 for the three (3) months ending September 30, 2012.

General and Administrative expenses fees for the three (3) months ending September 30, 2012 were $1,793. Professional fees were $3,500. The increase in expenses was due to the audit and XBRL costs with the SEC filings.

Liquidity and Capital Resources

At September 30, 2012 we had working capital deficit of $7,019 consisting of cash on hand of $1,076, $95 in current liabilities, and $8,000 in a note payable, compared to working capital of $6,285 at September 30, 2011 and cash of $6,885.

Net cash used in operating activities for the three months ended September 30, 2012 was $302 as compared to $3,923 for the three months ended September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

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

As of September 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by January 31, 2013.

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

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Big Clix, Corp.

BY: /s/ Patrick Yore

Patrick Yore

President, Secretary, Treasurer,

Principal Executive Officer,

Principal Financial and Accounting Officer and Sole Director

Dated: November 14, 2012