Form 10-Q
period 2012-12-31
Big Clix, Corp.
filed 2013-02-07
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 171,600,000 shares of common stock are issued and outstanding as of January 16, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Big Clix Corp.

(A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2012	2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72	$774
Total current assets	72	774

TOTAL ASSETS	$72	$774

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$214	$—
Notes payable	10,000	2,500
Total liabilities	10,214	2,500

STOCKHOLDERS’ (DEFICIENCY)
Common stock, $0.0001 par value, 300,000,000 shares authorized, 171,600,000 shares issued and outstanding at December 31, 2012 and June 30, 2012.	17,160	17,160
Additional paid-in capital	3,840	3,840
Deficit accumulated during the development stage	(31,142)	(22,726)
Total Stockholders’ Equity	(10,142)	(1,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$72	$774

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

					For the Period
					from Inception
	Three Months	Three Months	Six Months	Six Months	June 18,
	Ended	Ended	Ended	Ended	2010 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	2,373	1,326	4,166	2,249	14,910
Professional Fees	750	600	4,250	1,200	16,232
	3,123	1,926	8,416	3,449	31,142

Loss Before Income Taxes	(3,123)	(1,926)	(8,416)	(3,449)	(31,142)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(3,123)	$(1,926)	$(8,416)	$(3,449)	$(31,142)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	171,600,000	13,200,000	171,600,000	13,200,000	75,342,117

Big Clix Corp.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	Six Months	Six Months	June 18, 2010
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$(8,416)	$(3,449)	$(31,142)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	214	(1,074)	214
Net cash used in operating activities	(8,202)	(4,523)	(30,928)

FINANCING ACTIVITIES

Increase in notes payable	7,500	—	10,000
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	7,500	—	31,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(702)	(4,523)	72

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	774	10,808	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72	$6,285	$72

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended December 31, 2012, respectively along with the period June 18, 2010 (date of inception) to December 31, 2012.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

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

As of December 31, 2012, the Company has $12,145 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 18, 2010 (inception) to December 31, 2012. The difference between the tax provision at the statutory federal income tax rate on December 31, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
June 18, 2010
(Date of Inception)
through
December 31, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

As of December 31, 2012, the Company had estimated net loss carry forwards of approximately $31,142 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. NOTES PAYABLE

In April and May 2012, the Company issued notes payable for $1,000 and $1,500 respectively. In August 2012, the Company issued a notes payable for $4,000. In August 2012, the Company issued a note payable for $1,500. In October 2012, the Company issued notes payable of $2,000. All the notes were issued to a non-affiliated party, bear 5% interest and are payable on demand.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2012

NOTE 5. STOCKHOLDERS’ DEFICIENCY

Preferred Stock

As of December 31, 2012, the Company did not have any preferred stock authorized, issued nor outstanding.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

As of December 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period June 18, 2010 (date of inception) through December 31, 2012 the Company has had a net loss of $31,142 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of December 31, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts presented in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor. The Company had no deposits in excess of insured amounts as of December 31, 2012.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to December 31, 2012 through January 30, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the second quarter of the fiscal year 2013, the Company continues to develop a demo system for the dynamic mobile advertising.

The Company did not generate any revenue during the three months ended December 31, 2012.

Total expenses the three (3) months ending December 31, 2012 were $3,123 resulting in an operating loss for the period of $3,123. Basic net loss per share amounting to $.0000 for the three (3) months ending December 31, 2012.

General and Administrative expenses fees for the three (3) months ending December 31, 2012 were $2,373. Professional fees were $750.  The increase in expenses was due to the audit and XBRL costs with the SEC filings.

General and Administrative expenses fees for the six (6) months ending December 31, 2012 were $4,166. Professional fees were $4,250.  The increase in expenses was due to the audit, Edgar, and XBRL costs with the SEC filings.

Liquidity and Capital Resources

At December 31, 2012 we had working capital deficit of $10,142 consisting of cash on hand of $72, $214 in current liabilities, and $10,000 in a note payable, compared to a working capital deficit of $1,726 at June 30, 2012 and cash of $774.

Net cash used in operating activities for the three months ended December 31, 2012 was $8,202 as compared to $4,523 for the six months ended December 31, 2011.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2013.

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

Dated: February 6, 2013