Form 10-Q
period 2013-03-31
Big Clix, Corp.
filed 2013-05-07
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 171,600,000 shares of common stock are issued and outstanding as of April 30, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Big Clix Corp.

(A Development Stage Company)

Balance Sheets

	March 31,	June 30,
	2013	2012
	UnAudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,089	$774

TOTAL ASSETS	$1,089	$774

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,483	$—
Notes payable	13,000	2,500
Total liabilities	14,483	2,500

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 171,600,000 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively.	17,160	17,160
Additional paid-in capital	3,840	3,840
Deficit accumulated during the development stage	(34,394)	(22,726)
Total Stockholders’ Equity	(13,394)	(1,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,089	$774

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

					For the Period
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	June 18,
	Ended	Ended	Ended	Ended	2010 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	2,502	907	6,668	3,156	17,412
Professional Fees	750	1,095	5,000	2,295	16,982
	3,252	2,002	11,668	5,451	34,394

Loss Before Income Taxes	(3,252)	(2,002)	(11,668)	(5,451)	(34,394)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(3,252)	$(2,002)	$(11,668)	$(5,451)	$(34,394)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	171,600,000	171,600,000	171,600,000	171,600,000	168,114,567

Big Clix Corp.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	Nine Months	Nine Months	June 18, 2010
	Ended	Ended	to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$(11,668)	$(5,451)	$(34,394)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	1,483	(3,000)	1,483
Net cash used in operating activities	(10,185)	(8,451)	(32,911)

FINANCING ACTIVITIES
Increase in notes payable	10,500	—	13,000
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	10,500	—	34,000

INCREASE IN CASH AND CASH EQUIVALENTS	315	(8,451)	1,089

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	774	10,808	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,089	$2,357	$1,089

Supplemental Cash Flow Disclosures:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended March 31, 2013, respectively along with the period June 18, 2010 (date of inception) to March 31, 2013.

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

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013.

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

March 31, 2013

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

As of March 31, 2013, the Company has $13,414 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 18, 2010 (inception) to March 31, 2013. The difference between the tax provision at the statutory federal income tax rate on March 31, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
June 18, 2010
(Date of Inception)
through
March 31, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

As of March 31, 2013, the Company had estimated net loss carry forwards of approximately $34,394, which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended March 31, 2013 or for the year ended June 30, 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period ended March 31, 2013 and year ended June 30, 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State. Tax years 2009 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

NOTE 4. NOTES PAYABLE

On March 31, 2013 and June 30, 2012, the Company had outstanding notes payable in the amounts of $13,000 and $2,500 respectively.  All outstanding notes payable were issued to a non-affiliate party, bear interest of 5% annually and are payable on demand.

In April and May, 2012 the Company issued notes payable for $1,000 and $1,500 respectively. In August  2012, the Company issued a notes payable for $4,000 and another one for $1,500. In October 2012, and February 6, 2013 the Company issued notes payable of $2,000 and $3,000 respectively.

NOTE 5. STOCKHOLDERS’ DEFICIENCY

Preferred Stock

As of March 31, 2013, the Company did not have any preferred stock authorized, issued nor outstanding.

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

On January 31, 2011, the Company sold 1,200,000 (pre-split) shares of common stock for $12,000.  These shares were sold pursuiant to the Company’s S-1 registration statement.

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2013, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

As of March 31, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period June 18, 2010 (date of inception) through March 31, 2013 the Company has had a net loss of $34,394 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of March 31, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts presented in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Big Clix Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

NOTE 8. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor. The Company had no deposits in excess of insured amounts as of March 31, 2013.

NOTE 9. SUBSEQUENT EVENTS

On April 16, 2013, the Company entered into a Letter of Intent whereby the Company was to acquire 100% of IJR Consulting, Inc., in exchange for 25% of the issued and outstanding common stock (“Acquisition Shares”) of the Company and $2 million dollars (“Acquisition Amount”) in cash.  The Acquisition Shares will be deposited in an escrow account and released to IJR upon the Closing Event and the satisfaction of certain post closing required as defined in the definitive agreements.  The Acquisition Amount must be paid within eighteen (18) months from the closing of the definitive agreements.

The Company has evaluated events and transactions that occurred subsequent to March 31, 2013 through April 30, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. The Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the third quarter of the fiscal year 2013, the Company continues to develop a demo system for the dynamic mobile advertising.

The Company did not generate any revenue during the three months ended March 31, 2013.

Total expenses the three (3) months ending March 31, 2013 were $3,252 resulting in an operating loss for the period of $3,252. This compares to an operating loss of $2,002 for the period ending March 31, 2012.  The increase was due to SEC and XBRL filing fees.  Basic net loss per share amounting to $.0000 for the three (3) months ending March 31, 2013 and March 31, 2012.

General and Administrative expenses fees for the three (3) months ending March 31, 2013 were $2,502. Professional fees were $750.  The increase in expenses was due to the audit and XBRL costs with the SEC filings.

General and Administrative expenses fees for the nine (9) months ending March 31, 2013 were $11,668 versus $5,451 for the nine (9) month period ending March 31, 2012. Professional fees were $5,000 for the period ending March 31, 2013 versus $2,295 for the period ending March 31, 2012.  The increase in expenses was due to the audit, Edgar, and XBRL costs with the SEC filings.

Liquidity and Capital Resources

At March 31, 2013 we had working capital deficit of $13,394 consisting of cash on hand of $1,089, $1,483 in current liabilities, and $13,000 in a note payable, compared to a working capital deficit of $1,726 at June 30, 2012 and cash of $774.

Net cash used in operating activities for the nine (9) months ended March 31, 2013 was $10,544 as compared to $8,451 for the nine (9) months ended March 31, 2012.

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

As of March 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2013.

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

Dated: May 7, 2013