Form 10-K/A
period 2012-06-30
Big Clix, Corp.
filed 2013-08-07
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the quarterly period ended June 30, 2012 is being filed to include the Evaluation Disclosure Controls and Procedures in Section 9A. The shares outstanding were corrected pursuant to the stock split for all periods since inception. The auditor’s report was corrected, certifications in Exhibit 31.1 and 31.2 were corrected, and some typographical errors were corrected. No other information has been changed from the original filing.

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

On June 18, 2010, a total of 156,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 15,600,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010 (file no.333-168403), as amended by Registration Statement on Form S-1/A on September 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010, November 23, 2010, and declared effective on December 7, 2010.

On January 10, 2012, the Company effected a 13:1 forward stock split. All share references and per share amounts have been restated to reflect the forward split.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BIG CLIX CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending June 30, 2012 and dated July 26, 2012 , our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to Big Clix Corp. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the June 30, 2012 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

BECAUSE THE COMPANY HAS 300,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

The Company has 300,000,000 authorized shares, of which only 171,600,000 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders.  Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

As of June 30, 2012, there are 171,600,000 shares of Common Stock outstanding.

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

On June 18, 2010, a total of 156,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 15,600,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010 (file no.333-168403), as amended by Registration Statement on Form S-1/A on September 31, 2010, September 20, 2010, October 19, 2010, November 4, 2010, November 23, 2010, and declared effective on December 7, 2010.

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

On January 10, 2012, the Company effected a 13:1 forward stock split. All share references and per share amounts have been restated to reflect the forward split.

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

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Patrick Yore * 12D School Street, Fairfax, CA 94930	156,000,000 shares Secretary, Treasurer, Director	90.9%

Common Stock	All officers and directors as a group	156,000,000 shares	90.9%

* Mr. Yore serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

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

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer , principal financial and accounting officer
101 *	Revised XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K/A

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Clix Corp.

August 7, 2013	By:	/s/ Patrick Yore
	Its:	Patrick Yore Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Yore	August 7, 2013
Patrick Yore
Its:	President, Chief Executive Officer, Treasurer, Secretary, sole director, principal executive officer, principal financial and accounting officer

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Big Clix Corp. required to be included in Items 8 and 15 are listed below:

Big Clix Corp.

Audited Financial Statements for the years ended June 30, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Big Clix, Corp.

Fairfax, California

We have audited the accompanying balance sheets of Big Clix, Corp. (a development stage company) as of June 30, 2012, and June 30, 2011and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended June 30, 2012, the year ended June 30, 2011 and for the period June 18, 2010 (inception) through June 30, 2012. Big Clix, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Clix, Corp. (a development stage company) as of June 30, 2012 and June 30, 2011 and the results of its operations and its cash flows for the year ended June 30, 2012, June 30, 2011 and for the period June 18, 2010 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
171,600,000 shares issued and outstanding at June 30, 2012 and June 30, 2011.	$17,160	$17,160
Additional paid-in capital	3,840	3,840
Stock Subscription Receivable	0	0
Deficit accumulated during the development stage	(22,726)	(13,192)
Total Stockholders’ Equity	(1,726)	7,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774	$10,808

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

					For the Period
					from Inception
	Three Months	Three Months	Twelve Months	Twelve Months	June 18,
	Ended	Ended	Ended	Ended	2010 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$3,317	$2,132	$6,473	$4,171	$10,744
Professional Fees	766	3,433	3,061	5,421	11,982
	4,083	5,565	9,534	9,592	22,726

Loss Before Income Taxes	$(4,083)	$(5,565)	$(9,534)	$(9,592)	$(22,726)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(4,083)	$(5,565)	$(9,534)	$(9,592)	$(22,726)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	171,600,000	171,600,000	171,600,000	162,410,959	166,827,493

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From June 18, 2010 (Inception) to June 30, 2012

			Additional		Deficit
			Paid-in /		Accumulated
			(Discount	Stock	During the
	Common Stock		on)	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - June 18, 2010	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.000058 per share (par value $0.0001) on June 18, 2010	156,000,000	15,600	(6,600)	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)
					—
Balance - June 30, 2010	156,000,000	15,600	(6,600)	(1,000)	(3,600)	4,400

Private Placement of 15,600,000 Common Shares ($0.0001 par value) on January 31, 2011 at $0.00077 per share	15,600,000	1,560	10,440	1,000	—	13,000

Net (loss) for the year ended June 30, 2011	—	—	—	—	(9,592)	(9,592)

Balance - June 30, 2011	171,600,000	17,160	3,840	—	(13,192)	7,808

Loss for the year ended June, 2012	—	—	—	—	(9,534)	(9,534)

Balance - June 30, 2012	171,600,000	17,160	3,840	—	(22,726)	(1,726)

Note: On January 10, 2012, the Company effected a 13:1 forward stock split. All share and per share amounts have been restated to reflect the forward split.

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

Common Stock

On June 18, 2010, the Company issued 156,000,000 of its common stock for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On January 31, 2011, the Company issued 15,600,000 common shares yielding net proceeds of $12,000.

On January 10, 2012, the Board of Directors and majority shareholder of Big Clix Corp. approved a 13 for one forward stock split of our issued and outstanding common stock. All share references and per share amounts have been restated to reflect the forward split.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 171,600,000 shares issued and outstanding at June 30, 2012 and 2011 respectively.

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