Form 10-K
period 2013-06-30
Big Clix, Corp.
filed 2013-09-23
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-168403

BIG CLIX CORP.

(Name registrant as specified in its charter)

Florida	27-2880472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12D School Street, Fairfax, CA	94930
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     415.250.3020

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $6,864,000 as of June 30, 2013.

As of June 30, 2013, there were 171,600,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review Part I., Item 1A. Risk Factors of this report, together with the other reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Big Clix, Inc., a Florida corporation.

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

We have not generated any revenues to date and our activities have been limited to developing the business.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

Our business and registered office is located at 12D School Street, Fairfax, CA 94930, our telephone number is 415.250.3020.

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

As of June 30, 2013, Big Clix had raised $21,000 through the sale of its common stock. There is $3,444 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BIG CLIX CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending June 30, 2013 and dated September __, 2013, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to Big Clix Corp. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the June 30, 2013 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

Mr. Patrick Yore, our sole officer and director, has other business interests and currently devotes approximately 30 hours per week to our operations. He is currently manages BrainBlaze, a web consulting company serving clients primarily in California. Our operations may be sporadic and occur at times which are not convenient to Mr. Yore, which may result in periodic interruptions or suspensions of our business plan.

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

Item 4.	Mine Safety Disclosures.

Not applicable to our company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol BCLX. There has been limited trading in the Company’s securities, and there has been limited bid or ask prices quoted.

	Fiscal Year 2013
	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	0.03	0.03
Fourth Quarter	$0.52	$0.03

As of June 30, 2013, there are 171,600,000 shares of Common Stock outstanding.

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

Shareholders

As of June 30, 2013, there are 25 stockholders of record.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2013.

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

Set forth below is a discussion of the financial condition and results of operations of Big Clix Corp. for the year ended June 30, 2013 and 2012. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended June 30, 2013 Compared to the Year Ended June 30, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2013 or 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $6,831 from $9,534 for the year ended June 30, 2012 to $16,365 for the year ended June 30, 2013, an increase of 72%. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

The Company accrued $535 in interest expense.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $16,365 for the year ended June 30, 2013 compared to a net loss of $9,534 for the year ended June 30, 2012.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects cash assets in the amount of $3,444 as compared to $744 in cash for the period ending June 30, 2012. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $16,365 for the year ended June 30, 2013 as compared to net loss of $9,534 for the period ending June 30, 2013.  As of June 30, 2013, the Company’s balance sheet reflected an accumulated deficit of $39,091.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on January 31, 2011. In addition, the Company borrowed $16,750 from one investor.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end June 30, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Patrick Yore, the Company’s CEO and President and one investor who has loaned the company $16,750. It has sustained losses in all previous reporting periods with an accumulated deficit of $39,091 as of June 30, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended June 30, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013 or 2012, respectively.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

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

As of June 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Name	Age	Position
Patrick Yore	42	President and Director

Patrick Yore has served as our President, Chief Executive Officer and our director since June 18, 2010.

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

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code was previously filed with the registration statement on Form S-1, SEC File No. 333-168403, as filed with the Securities and Exchange Commission on July 29, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended June 30, 2013 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Patrick Yore, President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

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

Long-Term Incentive Plans.

As of June 30, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended June 30, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2013, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 5605 of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2013 and June 30, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	June 30, 2013	June 30, 2012

(i) Audit Fees	$5,250	$5,250

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,250	$5,250

Audit Fees. The aggregate fees billed in each of the years ended June 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,250 each.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended June 30, 2013 and 2012.

Tax Fees. For the year ended June 30, 2013 and 2012, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS

3.1	Articles of Incorporation of ShopEye, Inc. (1)
3.2	Bylaws of ShopEye, Inc. (1)
4.1	Specimen Stock Certificate of ShopEye, Inc. (1)
14.1	Code of Ethics. (1)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer*
32.1	Section 906 Certifications by Chief Executive Officer, principal financial and accounting officer*
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K**

(1)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-168403, as filed with the Securities and Exchange Commission on July 29, 2010.

*	filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Clix Corp.

September 20, 2013	By:	/s/ Patrick Yore
	Its:	Patrick Yore Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Yore	September 20, 2013
Patrick Yore
Its:	President, Chief Executive Officer, Treasurer, Secretary, sole director, principal executive officer, principal financial and accounting officer

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Big Clix Corp. required to be included in Items 8 and 15 are listed below:

Big Clix Corp.

Audited Financial Statements for the years ended June 30, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Big Clix, Corp.

We have audited the accompanying balance sheets of Big Clix, Corp. as of June 30, 2013, and June 30, 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended June 30, 2013, June 30, 2012 and for the period from Inception (June 18, 2010) to June 30, 2013. Big Clix, Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Clix, Corp as of June 30, 2013, and June 30, 2012, and the results of its operations and its cash flows for the years ended June 30, 2013, June 30, 2012, and for the period from Inception (June 18, 2010) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, NY

September 20, 2013

115 Broad Hollow Road, Suite 350  Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zbscpas.com

Big Clix Corp.

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2013	2012
	Audited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,444	$774
Total current assets	$3,444	$774

TOTAL ASSETS	$3,444	$774

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$4,785	$—
Note Payable	16,750	2,500
Total liabilities	$21,535	$2,500

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
171,600,000 shares issued and outstanding at June 30, 2013 and 2012.	$17,160	$17,160
Additional paid-in capital	3,840	3,840
Deficit accumulated during the development stage	(39,091)	(22,726)
Total Stockholders’ Deficiency	(18,091)	(1,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,444	$774

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	Twelve Months	Twelve Months	June 18,
	Ended	Ended	2010 to
	June 30,	June 30,	June 30,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$7,615	$6,473	$18,359
Professional Fees	8,750	3,061	20,732
	16,365	9,534	39,091

Loss Before Income Taxes	$(16,365)	$(9,534)	$(39,091)

Provision for Income Taxes	—	—	—

Net Loss	$(16,365)	$(9,534)	$(39,091)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	171,600,000	171,600,000	168,401,084

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From June 18, 2010 (Inception) to June 30, 2013

			Additional		Deficit
			Paid-in /		Accumulated
			(Discount	Stock	During the
	Common Stock		on)	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - June 18, 2010	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.000058 per share (par value $0.0001) on June 18, 2010	156,000,000	15,600	(6,600)	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)
					—
Balance - June 30, 2010	156,000,000	15,600	(6,600)	(1,000)	(3,600)	4,400

Private Placement of 15,600,000 Common Shares ($0.0001 par value) on January 31, 2011 at $0.00077 per share	15,600,000	1,560	10,440	1,000	—	13,000

Net (loss) for the year ended June 30, 2011	—	—	—	—	(9,592)	(9,592)

Balance - June 30, 2011	171,600,000	17,160	3,840	—	(13,192)	7,808

Loss for the year ended June, 2012	—	—	—	—	(9,534)	(9,534)

Balance - June 30, 2012	171,600,000	17,160	3,840	—	(22,726)	(1,726)

Loss for the year ended June, 2013	—	—	—	—	(16,365)	(16,365)

Balance - June 30, 2013	171,600,000	17,160	3,840	—	(39,091)	(18,091)

Note: On January 10, 2012, the Company effected a 13:1 forward stock split. All share and per share amounts have been restated to reflect the forward split.

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
	Twelve Months	Twelve Months	from Inception
	Ended	Ended	June 18,
	June 30,	June 30,	2010 to
	2013	2012	June 30, 2013

OPERATING ACTIVITIES

Net Loss	$(16,365)	$(9,534)	$(39,091)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	4,785	(3,000)	4,785
Net cash used in operating activities	(11,580)	(12,534)	(34,306)

FINANCING ACTIVITIES

Increase in notes payable	14,250	2,500	16,750
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	14,250	2,500	37,750

INCREASE IN CASH AND CASH EQUIVALENTS	2,670	(10,034)	3,444

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	774	10,808	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,444	$774	$3,444

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2013)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013 or 2012, respectively.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2013)

The Company is subject to taxation in the United States. As of June 30, 2013, the Company’s tax years for 2010, 2011, and 2012 are subject to examination by the tax authorities.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located 12D School Street, Fairfax, CA 94930. Our contact number is 415.250.3020. The business office is located at the home of Patrick Yore, the CEO of the Company, at no charge to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at June 30, 2013 and 2012, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At June 30, 2013, the Company had estimated net loss carry forwards of approximately $39,091, which expires through its tax year ending 2031. Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2013)

NOTE 4.	STOCKHOLDER’S EQUITY

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

On January 10, 2012, the Board of Directors and majority shareholder of Big Clix Corp. approved a 13 for 1 forward stock split of our issued and outstanding common stock. All share references and per share amounts have been restated to reflect the forward split.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 171,600,000 shares issued and outstanding at June 30, 2013 and 2012 respectively.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period June 18, 2010 (date of inception) through June 30, 2013 the Company has had a net loss of $39,091. As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2013)

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

Big Clix Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(June 30, 2013)

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at June 30, 2013 was below the FDIC insurance threshold.

NOTE 9.	NOTE PAYABLES

The Company issued a promissory note in the amount of $16,750 from an individual investor.  The note bears 5% interest and is payable upon request.

NOTE 10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 20, 2013, the date which the financial statements were available to be issued.

On July 15, 2013, the Company, Hydro Phi Technologies, Inc., a Delaware corporation (“Hydro Phi”), and HPT Acquisition Corp., a Delaware corporation (“HPT”) and a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that all the outstanding equity of Hydro Phi, on consummation of the merger (the “Merger”) will be exchanged for approximately 82,000,000 shares of common stock of the Company, currently calculated to be approximately 84% of the issued and outstanding shares of common stock of the Company after the Merger. The Company will also assume and issue warrants for approximately 4,013,000 shares of common stock, without registration rights, at exercise prices of between $.10 and $.60 per share, exercisable for up to two and three years. The Company is continuing to pursue the Merger, but not as originally structured. It is the Company’s understanding that there are no arrangements in place for future financing. The success of the post-Merger enterprise will depend on there being significant additional capital available, significant operational income or a combination of both.

Hydro Phi makes and sells water-based clean energy technologies that are system engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions, primarily for the transportation industry, with the priority market segments being: logistics, trucking, heavy equipment, marine and agriculture.