Form 10-Q
period 2013-09-30
HydroPhi Technologies Group, Inc.
filed 2013-11-19
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-168403

HYDROPHI TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	27-2880472
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4 Oakcliff Road, Suite C6 Doraville, GA	30340
(Address of principal executive offices)	(Zip Code)

(404) 974-9910

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐   No ☒

As of November 19, 2013 the registrant’s outstanding stock consisted of 102,665,126 common shares at $0.0001 par value.

HYDROPHI TECHNOLOGIES GROUP, INC.

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Balance Sheets

As of September 30, 2013 and March 31, 2013

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$9,765	$117
Prepaid expenses and other current assets	6,569	6,569
Total Current Assets	16,334	6,686

Property and equipment, net	7,401	9,659
Intangible assets, net	806,000	838,500

Total Assets	$829,735	$854,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,568,134	$1,340,151
Accounts payable and accrued liabilities – related parties	935,448	1,083,237
Accrued compensation	1,109,566	2,850,215
Deferred revenue	60,800	60,800
Notes payable, net	24,525	3,461,218
Notes payable – related parties	65,000	2,867,500
Convertible notes payable – related parties	450,251	2,674,492
Total Current Liabilities	4,213,724	14,337,613

Commitment and contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 102,665,126 and 8,547,190 shares issued and outstanding	10,267	855
Additional paid-in capital	26,827,544	2,701,495
Accumulated deficit	(30,221,800)	(16,185,118)
Total Stockholders’ Deficit	(3,383,989)	(13,482,768)
Total Liabilities and Stockholders’ Deficit	$829,735	$854,845

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Operations

For the three and six months ended September 30, 2013 and 2012

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2013	2012	2013	2012
Revenues	$-	$3,034	$-	$27,179

Operating expenses:
General and administrative	5,437,388	475,498	5,806,989	911,740
Research and development	45,835	81,608	129,260	141,377
Depreciation and amortization	17,233	16,250	34,758	35,534
Loss on disposal of property and equipment	-	-	-	22,875
Total operating expenses	5,500,456	573,356	5,971,007	1,111,526

Operating Loss	(5,500,456)	(570,322)	(5,971,007)	(1,084,347)

Other (income) expenses:
Interest expense	202,366	157,813	403,287	314,302
Loss on settlement of debt	7,662,388	-	7,662,388	-
Total other expenses	7,864,754	157,813	8,065,675	314,302

Net loss	$(13,365,210)	$(728,135)	$(14,036,682)	$(1,398,649)

Net loss per common share – basic and diluted	$(0.68)	$(0.08)	$(0.81)	$(0.17)

Weighted average common shares outstanding – basic and diluted	19,602,528	8,547,190	17,432,546	8,296,278

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Cash Flows

For the six months ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows From Operating Activities
Net loss	$(14,036,682)	$(1,398,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	4,901
Depreciation and amortization	34,758	35,534
Stock-based compensation	5,012,917	2,419
Loss on disposal of property and equipment	-	22,875
Amortization of debt discount	3,680	-
Loss on settlement of debt	7,662,388	-
Changes in operating assets and liabilities:		-
Accounts receivable	-	6,279
Prepaid expenses and other current assets	-	(1,000)
Accounts payable and accrued liabilities	403,747	252,803
Accounts payable and accrued liabilities – related parties	142,265	170,430
Accrued compensation	27,000	202,585
Net Cash Used in Operating Activities	(749,927)	(701,823)

Cash Flows From Investing Activities
Payments for the purchase of fixed assets	-	(850)
Net Cash Used in Investing Activities	-	(850)

Cash Flows From Financing Activities
Proceeds from borrowing on notes payable	65,000	-
Proceeds from notes payable – related parties	65,000	-
Proceeds from convertible notes payable – related parties	629,575	735,309
Net Cash Provided by Financing Activities	759,575	735,309

Net Increase in Cash and Cash Equivalents	9,648	32,636
Cash and Cash Equivalents – Beginning of Period	117	31,167
Cash and Cash Equivalents – End of Period	$9,765	$63,803

Supplemental Disclosures of Cash Flows Information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities
Debt converted to common stock	$9,648,352	$-
Warrants issued to settle accrued compensation	$1,002,875	$-
Debt discount on convertible debt	$44,155	$-
Shares issued to acquire equipment	$-	$20

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

1.  ORGANIZATION AND BUSINESS

Hydrophi Technologies Group, Inc., formerly known as Big Clix Corp., Inc., (the “Company”, “Hydrophi”) was incorporated under the laws of State of Florida on June 18, 2010.

Reverse Acquisition

On September 25, 2013, the Company consummated an amended Agreement and Plan of Merger (the “Merger Agreement”) with Hydro Phi Technologies, Inc., a Delaware corporation (“Hydro Phi”), and HPT Acquisition Corp., a Delaware corporation (“HPT”), which was a wholly-owned subsidiary of the Company and established solely to implement the merger.  Pursuant to the Merger Agreement, HPT merged with and into Hydro Phi, with Hydro Phi being the surviving company, in an exchange of all the equity securities of the Hydro Phi for common stock of the Company.  As a result of the transaction, the former shareholders of Hydro Phi became the controlling shareholders of the Company. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Hydro Phi is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization. As a result of the merger, Hydro Phi became a wholly-owned subsidiary of the Company.

Pro forma results of operations for the nine months ended September 30, 2013 and 2012, as though this acquisition had taken place at the beginning of each period, are as follows.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Six Months Ended September 30,
	2013	2012
Revenues	$-	$27,179
Net loss	(14,074,795)	(1,433,025)
Loss per common share – basic and diluted	(0.81)	(0.17)
Weighted average common shares outstanding – basic and diluted	17,432,546	8,296,278

Hydro Phi was incorporated on April 21, 2008 under the laws of the State of Wyoming. In August 2010, with the relocation of its Research and Development Office from Maine to Georgia, the Company reincorporated under the laws of the State of Delaware and is currently a Delaware corporation.

Hydro Phi is a fuel efficiency company that has created a transformational water-based technology. Hydro Phi has been engaged in the research and development of “green energy” solutions primarily for the transportation industry since its inception.  In 2010, Hydro Phi concluded its phase one of its research and development phase and started to generate revenues. Hydro Phi’s priority market segments are: logistics, trucking, heavy equipment, marine and agriculture, where rising fuel costs and upcoming emission regulations necessitate the development of new, ground-breaking technologies.  In the future, the continual improvement process at Hydro Phi will focus on miniaturization, data collection, application-specific designs and further efficiency enhancements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has recently commenced its planned operations, has a net working capital deficit at September 30, 2013, and has an accumulated deficit of approximately $30 million as of September 30, 2013.  The Company also has had negative cash flows for the six months ended from its operations through September 30, 2013.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to survive.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2013 have been omitted.

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of September 30, 2013 and March 31, 2013, the allowance for doubtful accounts was $0. For the six months ended September 30, 2013 and June 30, 2012, the Company recorded $0 and $4,901 bad debt expenses, respectively.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized while minor replacements and maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the statement of operations.  Depreciation is calculated using the straight-line method which depreciates the assets over the estimated useful lives of the depreciable assets ranging from three to seven years.

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At September 30, 2013 and March 31, 2013, no revision to the remaining amortization period of the intangible assets was made.

Impairment of Long-lived Assets

The Company reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances exist which may indicate impairment, the Company will prepare a projection of the undiscounted cash flows of the asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The fair value of current financial assets and current financial liabilities approximates their carrying value because of the short-term maturity of these financial instruments.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the six months periods ended September 30, 2013 and 2012, the Company recorded research and development expense of $129,260 and $141,377, respectively.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the six months ended September 30, 2013, potentially issuable shares, including notes payable convertible to 2,354,254 shares of the Company’s common stock, have been excluded from the calculation.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purpose and there is no reportable event.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013	March 31, 2013
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(20,496)	(18,238)

Total property and equipment, net	$7,401	$9,659

Depreciation expense for the six-month periods ended September 30, 2013 and 2012 was 2,258 and $3,034, respectively.

During the six months period ended September 30, 2012, the Company received no proceeds from disposal of its equipment and recorded loss on disposal of property and equipment of $22,875.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2013	March 31, 2013
Hydrogen On Demand Intellectual Property	$650,000	$650,000
D2 Hydrogen Technology Intellectual Property	350,000	350,000
Other	1,000	1,000

Subtotal	1,001,000	1,001,000
Less: accumulated amortization	(195,000)	(162,500)

Total intangible assets, net	$806,000	$838,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

On July 5, 2011, the Company entered into an agreement where the Company paid $350,000 to acquire a license to use D2 Hydrogen Technology from an inventor.  As of the date of this report, the Company considered that this license has an indefinite life because the underlying product is still under the Company’s current development. The Company will start to record amortization of this license once the research and development efforts are completed.

For the periods ended September 30, 2013 and 2012, amortization expense recorded by the Company on the intangible assets was $32,500.

5.  NOTES PAYABLE

At September 30, 2013 and March 31, 2013, notes payable consisted of the following:

	September 30, 2013	March 31, 2013

Notes payable to acquire certain intangible asset, with a maturity date at the board of directors discretion and accrues no interest, unsecured	$-	$320,000
Notes payable to shareholders, unsecured, payable at a maturity date at the board of directors discretion and accrues interest at 7.5% annually (“7.5% Angel Notes”)	-	1,793,085
Notes payable to shareholders, unsecured, payable at a maturity date at the board of directors discretion and accrues interest at 15% annually (“15% Angel Notes”)	-	1,348,133
Notes payable to shareholders, unsecured, payable at August 31, 2014, and accrues interest at 8% annually, net of debt discount of $40,475	24,525	-

Total notes payable	$24,525	$3,461,218

On September 25, 2013, the Company issued 17,819,004 shares to settle the entire 7.5% Angel Notes, 15% Angel Notes and the $320,000 notes payable issued to acquire intangible asset. These shares were valued at $11,225,973 and the Company recorded a $7,764,755 loss on settlement of debt.

6.  NOTE PAYABLE – RELATED PARTY

On September 24, 2010, the Company issued a $2,867,500 promissory note to a related party. The principal amount due under this promissory note has been loaned to the Company in a series of advances during fiscal year ended March 31, 2010 and 2009. The note accrues interest at 6% from the funding date. The note matures on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the Board of Directors of the Company. The Company agrees not to make any payment with respect to this note until the entire outstanding principal and accrued interest due under the 7.5% Angel Notes and 15% Angel Notes have been paid in full. On September 25, 2013, the entire outstanding note payable to related party was converted into 14,993,464 shares.

On September 4, 2013, the Company issued a $65,000 promissory note to a related party. The principal and interest amount are due on August 31, 2014. The note accrues interest at 8% and is unsecured.

7.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On February 28, 2013, the Company issued convertible notes to a principal owner of the Company and other associated or related parties for principal amount up to $3,000,000. The principal amount due under these convertible notes has been advanced to the Company since September 14, 2009. The notes accrue interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher. The Company has accrued interest at 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable was 15%.  The applicable interest rate is to apply for the entire loan period at the discretion of the lender. The notes are due on demand, secured by all assets of the Company and convertible to the Company’s common shares before December 31, 2014 at the conversion rates of $0.03 to $0.05.

The Company has evaluated the conversion feature of the notes under ASC470 and concluded that they do not contain financial derivatives.  The conversion rate on the notes at the date of issuance exceeded the fair value of the common stock; therefore, no beneficial conversion feature was recorded.

During the six months ended September 30, 2013, the Company received proceeds of $629,575 from related party convertible notes. On September 25, 2013, $3,143,870 outstanding convertible note payable and accrued interest to related party was converted into 23,058,241 shares. As of September 30, 2013 and March 31, 2013, outstanding balance of the convertible notes was $450,251 and $2,674,492, respectively, and the related accrued interest was $111,534 and $248,573, respectively.

8.  INCOME TAXES

The Company had federal NOL carry forwards of approximately $21 million as of September 30, 2013. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL will be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2013 and March 31, 2013, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the six months ended September 30, 2013, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

9.  EQUITY TRANSACTIONS

Common Stock

On June 21, 2013, the Company issued 11,055,338 common shares for services and recorded stock-based compensation of $4,864,349.

On September 25, 2013, the Company issued 1,330,430 shares to settle $175,764 accrued liabilities. These shares were valued at $838,171 and the Company recorded a loss on settlement of debt of $662,407.

On September 25, 2013, the Company also issued 17,819,004 shares to settle the entire 7.5% Angel Notes, 15% Angel Notes and the $320,000 notes payable issued to acquire intangible asset and issued 38,051,706 shares for the conversion of notes payable and convertible notes payable to related parties. The 17,819,004 shares were valued at $11,225,973 and the Company recorded a $7,764,755 loss on settlement of debt.

During the six months ended September 30, 2012, the Company issued 5,229 shares to purchase certain equipment, recorded at their par value of $20, and issued 632,505 shares for services, recorded at their fair value of $2,419.

Warrants

In July 2013, the Company issued warrants to purchase 440,000 shares of the Company’s common stock for consulting services. These warrants are valued at $148,568, exercisable at $0.10 per share and expire on July 13, 2015.

In July 2013, the Company also issued warrants to purchase 3,313,336 shares of the Company’s common stock to settle $1,767,649 of accrued compensation to current and former employees. These warrants are valued at $1,002,875, exercisable at $0.60 per share and have a life of 3 years. The Company recorded a $764,774 gain on settlement of debt related to the issuance.

The fair value of the warrants were calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.64%; (2) expected life of 2 to 3 years; (3) expected volatility of 156.74% and (4) zero expected dividends.

10.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of September 30, 2013 and March 31, 2013, the Company owed $12,863 and $107,300, respectively, to its related parties.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of September 30, 2013 and March 31, 2013 was $1,109,566 and $2,850,215, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of September 30, 2013 and March 31, 2013, outstanding balances of the  notes payable to the related party were $65,000 and $2,867,500, respectively. Accrued interest related to the notes was $811,051 and $727,364, respectively. See Note 6 for details.

As of September 30, 2013 and March 31, 2013, outstanding balances of the convertible notes payable to the related parties were $450,251 and $2,674,492, respectively. Accrued interest related to the notes was $111,534 and $248,573 at September 30, 2013 and March 31, 2013, respectively. See Note 7 for details.

Historically, the Company’s research, development, marketing and capital raising program relied on the continued support of related parties, their families and friends.  Absent a significant capital raise from outside of the current shareholders, if these related parties, families and friends ceased providing these services on the current terms offered, the Company’s ability to continue in existence could be in jeopardy.

11.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its Executive and Research & Development offices in Doraville, Georgia.  This lease was renewed on January 1, 2012 and was extended through December 31, 2013 at a monthly rental of $2,818.

The Company has the free use of its Administration office in Pasadena, Texas from a related party, on a month-to-month basis.

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of September 30, 2013 and the results of operations or cash flows for the six months ended September 30, 2013.

Regional Distribution Agreement

On August 22, 2013, the Company entered into regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“SRDSP”). Pursuant to the agreement, SRDSP shall have the exclusive rights to market the Company’s products in Mexico from October 2013 till March 2015. In consideration of the exclusive distribution rights, SRDSP shall pay a fee of $500,000 to the Company. Subsequent to September 30, 2013, the Company has received $435,000 from SRDSP.

ITEM 2 -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

As used herein the terms “we,” “us,” “our,” the “Registrant,” and the “Company” means, Hydrophi Technologies Group, Inc., a Florida corporation, formerly known as Big Clix Corp.

We were incorporated in the State of Florida on June 18, 2010 as Big Clix Corp.  On September 25, 2013, we consummated an amended Agreement and Plan of Merger (the “Merger Agreement”) with Hydro Phi Technologies, Inc., a Delaware corporation (“Hydro Phi”), and HPT Acquisition Corp., a Delaware corporation (“HPT”), which was a wholly-owned subsidiary of the Company and established solely to implement the merger.  Pursuant to the Merger Agreement, HPT merged with and into Hydro Phi, with Hydro Phi being the surviving company, in an exchange of all the equity securities of the Hydro Phi for common stock of the Company.  After the merger, Hydro Phi continues to operate as before, but as a wholly-owned subsidiary of the Company.  On October 2, 2013, we changed our name from Big Clix Corp. to Hydrophi Technologies Group, Inc.

Our operating subsidiary, Hydro Phi, was founded in 2008, but its origins are rooted in the preceding decade during which its founding team sought to develop new clean energy technologies.  Through its Hydro Phi subsidiary, the Company makes and sells a system using water-based clean energy technologies that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions for the internal combustion engine.  The primary market for the Hydro Phi products initially will be the transportation industry, with a focus on the trucking/logistics, heavy equipment, marine and agriculture segments, where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses. We believe that our proprietary HydroPlant ™ technology may have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $9,765 and a working capital deficit of $4,197,390.  As of September 30, 2013, our accumulated deficit was $30,221,800.  For the six months ended September 30, 2013, our net loss was $14,036,682, compared to net loss of $1,398,649 during the same period in 2012.  The increase in net loss was mainly due to the losses recorded on settlement of debt of $7,662,388 by issuing warrants and shares and stock-based compensation of $5,012,917 during the six months ended September 30, 2013.

Cash used in operating activities was $749,927 for the six months ended September 30, 2013 compared to $701,823 cash used in operating activities for the same period in 2012.  We did not use any cash in investing activities for the six months ended September 30, 2013 as compared to $850 used to purchase equipment during the same period in 2012.  We received net cash of $759,575 from financing activities for the six months ended September 30, 2013, compared to receiving net cash of $735,309 from financing activities for the same period in 2012. Cash received from financing activities is mainly from the issuance of convertible notes to related parties for both years.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months.  The Company will need a substantial amount of capital to fund its operations and SEC reporting obligations.  It has no contracts or arrangements for any such funding. There can be no assurance that the Company will be able to raise any funding.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.  As a result of the fact that the Company financial resources are inadequate for it business operations at this time, there is a substantial doubt as to its ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenues

Revenues decreased by $3,034 to $0 for the three months ended September 30, 2013 compared to $3,034 for the three months ended September 30, 2012.  The Company did not generate any revenue during the three months ended September 30, 2013 because of the severe limitations on our finances and our inability to continue the manufacturing process and retain the services of outside testing facilities.

General and Administrative Expenses

General and Administrative Expenses increased by $4,961,890 to $5,437,388 for the three months ended September 30, 2013 compared to $475,498 for the three months ended September 30, 2012.  The increase was mainly due to the stock-based compensation of $4,864,349 recorded for the issuance of shares to employees during the six months ended September 30, 2013.

Research and Development Expense

Research and Development Expense decreased by $35,773 to $45,835 for the three months ended September 30, 2013 compared to $81,608 for the three months ended September 30, 2012. The decrease was mainly due to the completion and finalization of initiatives underway prior to this quarter.

Other expense

Other expense increase by $7,706,941 to $7,864,754 for the three months ended September 30, 2013 compared to $157,813 for the three months ended September 30, 2012.  The change was primarily due to loss resulted from the settlement of accrued liabilities and notes payable to unrelated parties by issuing shares.

Net Loss

Net loss increased by $12,637,075 to $13,365,210 for the three months ended September 30, 2013 compared to $728,135 for the three months ended September 30, 2012. The increase was mainly due to the stock-based compensation recorded for the issuance of shares to employees and the loss on settlement of debt during the six months ended September 30, 2013 as discussed above.

Results of Operations for the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Revenues

Revenues decreased by $27,179 to $0 for the six months ended September 30, 2013 compared to $27,179 for the six months ended September 30, 2012.  The Company did not generate any revenue during the six months ended September 30, 2013 because of the severe limitations on our finances and our inability to continue the manufacturing process and retain the services of outside testing facilities.

General and Administrative Expenses

General and Administrative Expenses increased by $4,895,249 to $5,806,989 for the six months ended September 30, 2013 compared to $911,740 for the six months ended September 30, 2012.  The increase was mainly due to the stock-based compensation of $4,864,349 recorded for the issuance of shares to employees during the six months ended September 30, 2013.

Research and Development Expense

Research and Development Expense decreased by $12,117 to $129,260 for the six months ended September 30, 2013 compared to $141,377 for the six months ended September 30, 2012. The decrease was mainly due to the completion and finalization of initiatives underway prior to this quarter.

Other expense

Other expense increased by $7,751,373 to $8,065,675 for the six months ended September 30, 2013 compared to $314,302 for the six months ended September 30, 2012.  The change was primarily due to the loss resulted from the settlement of accrued liabilities and notes payable to unrelated parties by issuing shares.

Net Loss

Net loss increased by $12,638,033 to $14,036,682 for the six months ended September 30, 2013 compared to $1,398,649 for the six months ended September 30, 2012. The increase was mainly due to the stock-based compensation recorded for the issuance of shares to employees and the loss on settlement of debt during the six months ended September 30, 2013 as discussed above.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include overall lack of review and reconciliation in many areas of the accounting functions, lack of segregation of duties and lack of an audit committee to oversee the financial reporting and disclosure process.

To address these weaknesses, management has hired a full time controller. Due to the Company’s small number of employees the lack of segregation of duties and lack of an audit committee continues to exist.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of November 19, 2013, there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on September 25, 2013.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and User of Proceeds Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure.

Not Applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

HYDROPHI TECHNOLOGIES GROUP, INC.
(REGISTRANT)

Date: November 19, 2013	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director