Form 10-Q
period 2013-12-31
HydroPhi Technologies Group, Inc.
filed 2014-02-12
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-55050

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

As of February 12, 2014 the registrant’s outstanding stock consisted of 102,665,126 common shares at $0.0001 par value.

HYDROPHI TECHNOLOGIES GROUP, INC.

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Balance Sheets

As of December 31, 2013 and March 31, 2013

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$123,994	$117
Accounts receivables	1,750	-
Prepaid expenses and other current assets	7,055	6,569
Total Current Assets	132,799	6,686

Property and equipment, net	6,418	9,659
Intangible assets, net	789,750	838,500

Total Assets	$928,967	$854,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,525,071	$1,340,151
Accounts payable and accrued liabilities – related parties	938,670	1,083,237
Accrued compensation	1,109,566	2,850,215
Advance from customer	60,800	60,800
Deferred revenue	607,666	-
Notes payable	35,564	3,461,218
Note payable – related party	65,000	2,867,500
Convertible notes payable – related party	450,251	2,674,492
Total Current Liabilities	4,792,588	14,337,613

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 102,665,126 and 8,547,190 shares issued and outstanding, respectively	10,267	855
Additional paid-in capital	26,827,544	2,701,495
Accumulated deficit	(30,701,432)	(16,185,118)
Total Stockholders’ Deficit	(3,863,621)	(13,482,768)

Total Liabilities and Stockholders’ Deficit	$928,967	$854,845

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Operations

For the three and nine months ended December 31, 2013 and 2012

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2013	2012	2013	2012
Revenues	$104,784	$50,471	$104,784	$77,650

Operating expenses:
General and administrative	486,540	498,949	6,293,529	1,410,689
Research and development	55,634	160,711	184,894	302,088
Depreciation and amortization	17,233	16,352	51,991	51,886
Loss on disposal of property and equipment	-	-	-	22,875
Total operating expenses	559,407	676,012	6,530,414	1,787,538

Operating loss	(454,623)	(625,541)	(6,425,630)	(1,709,888)

Other expenses:
Interest expense	25,009	230,122	428,296	544,424
Loss on settlement of debt	-	-	7,662,388	-
Total other expenses	25,009	230,122	8,090,684	544,424

Net loss	$(479,632)	$(855,663)	$(14,516,314)	$(2,254,312)

Net loss per common share – basic and diluted	$(0.00)	$(0.10)	$(0.32)	$(0.26)

Weighted average common shares outstanding basic and diluted	102,665,126	8,547,190	45,946,718	8,380,200

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Cash Flows

For the nine months ended December 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows From Operating Activities
Net loss	$(14,516,314)	$(2,254,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	24,901
Depreciation and amortization	51,991	51,886
Stock-based compensation	5,012,917	2,419
Loss on disposal of property and equipment	-	22,875
Amortization of debt discount	14,718	-
Loss on settlement of debt	7,662,388	-
Changes in operating assets and liabilities:
Accounts receivable	(1,750)	(13,721)
Prepaid expenses and other current assets	(486)	3,750
Deferred revenues	607,666	-
Accounts payable and accrued liabilities	360,685	360,123
Accounts payable and accrued liabilities – related parties	145,487	286,628
Accrued compensation	27,000	268,001
Net Cash Used in Operating Activities	(635,698)	(1,247,450)

Cash Flows From Investing Activities
Payments for the purchase of fixed assets	-	(850)
Net Cash Used in Investing Activities	-	(850)

Cash Flows From Financing Activities
Proceeds from borrowing on notes payable	65,000	-
Proceeds from borrowing on notes payable – related party	65,000	1,227,552
Proceeds from convertible notes payable – related party	629,575	-
Net Cash Provided by Financing Activities	759,575	1,227,552

Net Increase (Decrease) in Cash and Cash Equivalents	123,877	(20,748)
Cash and Cash Equivalents – Beginning of Period	117	31,167
Cash and Cash Equivalents – End of Period	$123,994	$10,419

Supplemental Disclosures of Cash Flows Information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities
Debt converted to common stock	$9,648,352	$-
Warrants issued to settle accrued compensation	$1,002,875	$-
Debt discount on convertible debt	$44,155	$-

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

1.  ORGANIZATION AND BUSINESS

Hydrophi Technologies Group, Inc., formerly known as Big Clix Corp., Inc., (the “Company” or “Hydrophi”) was incorporated under the laws of State of Florida on June 18, 2010.

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

Pro forma results of operations for the nine months ended December 31, 2013 and 2012, as though this acquisition had taken place at the beginning of each period, are as follows. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Nine Months Ended December 31,
	2013	2012
Revenues	$104,784	$77,650
Net loss	14,504,427	2,265,690
Loss per common share – basic and diluted	(0.32)	(0.27)
Weighted average common shares outstanding – basic and diluted	45,946,718	8,380,200

Hydro Phi was incorporated on April 21, 2008 under the laws of the State of Wyoming. In August 2010, with the relocation of its Research and Development Office from Maine to Georgia, the Company reincorporated under the laws of the State of Delaware and is currently a Delaware corporation.

Hydro Phi is a fuel efficiency company that has created a water-based technology to improve the fuel efficiency of internal combustion engines. Hydro Phi has been engaged in the research and development of its “green energy” solutions primarily for the transportation industry since its inception.  In 2010, Hydro Phi concluded phase one of its research and development phase and started to generate revenues. Hydro Phi’s priority market segments are: logistics, trucking, heavy equipment, marine and agriculture, where rising fuel costs and upcoming emission regulations necessitate the development of new, ground-breaking technologies.  In the future, the continual improvement process at Hydro Phi will focus on miniaturization, data collection, application-specific designs and further efficiency enhancements.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has recently commenced its planned operations, has a net working capital deficiency at December 31, 2013, and has an accumulated deficit of approximately $31 million as of December 31, 2013.  The Company also has negative cash flows for the nine months ended from its operations through December 31, 2013.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to survive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of December 31, 2013 and March 31, 2013, the allowance for doubtful accounts was $0. For the nine months ended December 31, 2013 and 2012, the Company recorded $0 and $24,901 bad debt expenses, respectively.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized while minor replacements and maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred.  Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the statement of operations.  Depreciation is calculated using the straight-line method which depreciates the assets over the estimated useful lives of the depreciable assets ranging from five to seven years.

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At December 31, 2013 and March 31, 2013, no revision to the remaining amortization period of the intangible assets was made.

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

Research and Development

Research and development costs are expensed as incurred. For the nine months periods ended December 31, 2013 and 2012, the Company recorded research and development expense of $184,894 and $302,088, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the nine months ended December 31, 2013, potentially issuable shares, including notes payable convertible into 2,354,254 shares of the Company’s common stock and warrants to purchase 4,013,336 shares of the Company’s common stock, have been excluded from the calculation.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purposes.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013	March 31, 2013
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(21,479)	(18,238)

Total property and equipment, net	$6,418	$9,659

Depreciation expense for the nine month periods ended December 31, 2013 and 2012 was $3,241 and $3,136, respectively.

During the nine-month period ended December 31, 2012, the Company received no proceeds from disposal of its equipment and recorded loss on disposal of property and equipment of $22,875.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2013	March 31, 2013
Hydrogen On Demand Intellectual Property	$650,000	$650,000
D2 Hydrogen Technology Intellectual Property	350,000	350,000
Other	1,000	1,000

Subtotal	1,001,000	1,001,000
Less: accumulated amortization	(211,250)	(162,500)

Total intangible assets, net	$789,750	$838,500

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

For the nine months ended December 31, 2013 and 2012, amortization expense recorded by the Company on the intangible assets was $48,750.

5.  DEFERRED REVENUE

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia shall have the exclusive rights to market the Company’s products in Mexico for five years. In consideration of the exclusive distribution rights, Energia shall pay $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive rights to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement.   License fee is recognized ratably over the term of the agreement. During the nine months ended December 31, 2013, $52,334 revenue related to the license fee was recorded.

6.  NOTES PAYABLE

At December 31, 2013 and March 31, 2013, notes payable consisted of the following:

	December 31, 2013	March 31, 2013

Notes payable to acquire certain intangible asset, with a maturity date at the board of directors discretion and accrues no interest, unsecured	$-	$320,000
Notes payable to shareholders, unsecured, payable at a maturity date at the board of directors discretion, and accrues interest at 7.5% annually (“7.5% Angel Notes”)	-	1,793,085
Notes payable to shareholders, unsecured, payable at a maturity date at the board of directors discretion, and accrues interest at 15% annually (“15% Angel Notes”)	-	1,348,133
Notes payable to shareholders, unsecured, payable at August 31, 2014, and accrues interest at 8% annually, net of debt discount of $29,436	535,564	-
Total notes payable	$535,564	$3,461,218

On September 25, 2013, the Company issued 17,819,004 shares to settle the entire 7.5% Angel Notes, 15% Angel Notes and the $320,000 notes payable issued to acquire intangible asset.  The 17,819,004 shares were valued at their fair value of $11,225,973 and the Company recorded a $7,764,755 loss on settlement of debt.

7.  NOTE PAYABLE – RELATED PARTY

On September 24, 2010, the Company issued a $2,867,500 promissory note to a related party. The principal amount due under this promissory note was loaned to the Company in a series of advances during fiscal years ended March 31, 2010 and 2009. The note accrued interest at 6% from the funding date. The note matured on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the Board of Directors of the Company. The Company agreed not to make any payment with respect to this note until the entire outstanding principal and accrued interest due under the 7.5% Angel Notes and 15% Angel Notes was paid in full.  On September 25, 2013, the remaining balance on note payable to related party was converted into 14,993,464 shares of the Company’s common stock.

On September 4, 2013, the Company issued a $65,000 promissory note to a related party.  The principal and interest amount are due on August 31, 2014.  The note accrues interest at 8% and is unsecured. As of December 31, 2013, accrued interest related to this note was $1,774.

8.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On February 28, 2013, the Company issued convertible notes to a principal owner of the Company and other associated or related parties for principal amount up to $3,000,000. The principal amount due under these convertible notes was advanced to the Company after September 14, 2009. The notes accrued interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher.  The Company accrued interest at 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable was 15%.   The applicable interest rate was to apply for the entire loan period at the discretion of the lender. The notes were due on demand, secured by all assets of the Company and convertible to the Company’s common shares at the conversion rates of $0.03 to $0.05.

During the nine months ended December 31, 2013, the Company received proceeds of $629,575 from related party convertible notes. On September 25, 2013, $3,143,870 outstanding convertible note payable and accrued interest to related parties was converted to 23,058,241 shares.  As of December 31, 2013 and March 31, 2013, outstanding balance of the convertible notes was $450,251 and $2,674,492, respectively, and the related accrued interest was $122,449 and $248,573, respectively.

The Company has evaluated the conversion feature of the notes under ASC470 and concluded that they do not contain financial derivatives.  The conversion rate on the notes at the date of issuance exceeded the fair value of the common stock; therefore, no beneficial conversion feature was recorded.

9.  INCOME TAXES

The Company had federal NOL carry forwards of approximately $21 million as of December 31, 2013. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL will be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2013 and March 31, 2013, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the nine months ended December 31, 2013, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

10.  EQUITY TRANSACTIONS

Common Stock

On June 21, 2013, the Company issued 11,055,338 shares for services and recorded compensation for fair value of $4,864,349.

On September 25, 2013, the Company issued 1,330,430 shares to settle $175,764 accrued liabilities. These shares were valued at their fair value of $838,171 and the Company recorded a loss on settlement of debt of $662,407.

On September 25, 2013, the Company also issued 17,819,004 shares to settle the entire 7.5% Angel Notes, 15% Angel Notes and the $320,000 notes payable issued to acquire intangible asset and issued 38,051,706 shares for the conversion of notes payable and convertible notes payable to related parties.  The 17,819,004 shares were valued at their fair value of $11,225,973 and the Company recorded a $7,764,755 loss on settlement of debt.

During the nine months ended December 31, 2012, the Company issued 5,229 shares to purchase certain equipment, recorded at their par value of $20, and issued 632,505 shares for services, recorded at their fair value of $2,419.

Warrants

In July 2013, the Company issued warrants to purchase 440,000 shares of the Company’s common stock for consulting services. These warrants are valued using the Black-Scholes Model at $148,568, exercisable at $0.10 per share and expire on July 13, 2015.

In July 2013, the Company also issued warrants to purchase 3,313,336 shares of the Company’s common stock to settle $1,767,649 accrued compensation to current and former employees. These warrants are valued using the Black-Scholes Model at $1,002,875, exercisable at $0.60 per share and have a life of 3 years. The Company recorded a $764,774 gain on settlement of debt related to the issuance.

The fair value of the warrants was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.64%; (2) expected life of 2~3 years; (3) expected volatility of 156.74% and (4) zero expected dividends.

11.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of December 31, 2013 and March 31, 2013, the Company owed $3,426 and $107,300, respectively, to its related parties for such advances.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of December 31, 2013 and March 31, 2013 was $1,109,566 and $2,850,215, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of December 31, 2013 and March 31, 2013, outstanding balances of the notes payable to the related party were $65,000 and $2,867,500, respectively. Accrued interest related to the notes was $811,051 and $727,364, respectively.  As of December 31, 2013 and March 31, 2013, outstanding balances of the convertible notes payable to related parties were $450,251 and $2,674,492 respectively.  Accrued interest related to these notes was $122,449 and $248,573 respectively. See Note 6 for details.

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

12.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its Executive and Research & Development offices in Doraville, Georgia.  This lease was renewed on January 1, 2012 and was extended through December 31, 2013 at a monthly rental of $6,675. The Company currently leases the offices on a month to month basis.

The Company has the free use of its Administration office in Pasadena, Texas from a related party, on a month-to-month basis.

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of December 31, 2013 and March 31, 2013 and the results of operations or cash flows for the nine months ended December 31, 2013 and 2012.

13.  CONCENTRATION

A substantial portion of the Company revenues were related to one customer (87%) for the nine months ended December 31, 2013 totaling $91,665.   The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

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

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $123,994 and a working capital deficit of $4,659,789.  As of December 31, 2013, our accumulated deficit was $30,701,432.  For the nine months ended December 31, 2013, our net loss was $14,516,314, compared to net loss of $2,254,312 during the same period in 2012.  The increase in net loss was mainly due to the losses recorded on settlement of debt $7,662,388 by issuing warrants and shares and stock-based compensation of $5,012,917 during the nine month period ended December 31, 2013.

We used net cash of $635,698 from operating activities for the nine months ended December 31, 2013 compared to used net cash of $1,247,450 in operating activities for the same period in 2012.  The decrease of net cash used in operating activities was mainly due to the decrease of payroll expense as a result of lower average salary and the decrease of payments made for consulting expense. We did not use any money in investing activities for the nine months ended December 31, 2013 and used $850 for the same period in 2012.  We received net cash of $759,575 in financing activities for the nine months ended December 31, 2013, compared to receiving net cash of $1,227,552 in financing activities for the same period in 2012.  Cash received from financing activities is mainly from the issuance of convertible notes to related parties for both years.

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

Results of Operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Revenues

Revenues increased by $54,313 to $104,784 for the three months ended December 31, 2013 compared to $50,471 for the three months ended December 31, 2012.  The increase was mainly due to the $52,334 license revenue recognized during the three months ended December 31, 2013 related to the exclusive right to sell the Company’s products in Mexico and Brazil granted to Energia Vehicular Limpia S.A. de C.V.

General and Administrative Expenses

General and administrative expenses decreased by $12,409 to $486,540 for the three months ended December 31, 2013 compared to $498,949 for the three months ended December 31, 2012.  The decrease was mainly due to the decrease of payroll expense as a result of lower average salary, which was partially offset by the increase of consulting expense related to investor relationship.

Research and Development Expense

Research and development expense decreased by $105,077 to $55,634 for the three months ended December 31, 2013 compared to $160,711 for the three months ended December 31, 2012. The decrease was mainly due to the completion and finalization of initiatives underway during the previous six months.

Other expense

Other expense decreased by $205,113 to $25,009 for the three months ended December 31, 2013 compared to $230,122 for the three months ended December 31, 2012.  The decrease was mainly due to the decrease of interest expense which was attributable the settlement of notes payable by issuing common shares in September 2013.

Net Loss

Net loss decreased by $376,031 to $479,632 for the three months ended December 31, 2013 compared to $855,663 for the three months ended December 31, 2012. The decrease was mainly due to the decrease of payroll expense, research and development expense and interest expenses as discussed above.

Results of Operations for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.

Revenues

Revenues increased by $27,134 to $104,784 for the nine months ended December 31, 2013 compared to $77,650 for the nine months ended December 31, 2012. The increase was mainly due to the $52,334 license revenue recognized during the three nine months ended December 31, 2013 related to the exclusive right to sell the Company’s products in Mexico and Brazil granted to Energia Vehicular Limpia S.A. de C.V. The increase of revenue from license fee was partially offset by the decrease of product sale as a result of our inability to continue the manufacturing process and retain the services of outside testing facilities during the first six months of fiscal year 2014 due to the severe limitations on our finances.

General and Administrative Expenses

General and administrative expenses increased by $4,882,840 to $6,293,529 for the nine months ended December 31, 2013 compared to $1,410,689 for the nine months ended December 31, 2012.  The increase was mainly due to the stock-based compensation of $5,012,917 recorded for the issuance of shares to employees and the issuance of warrants to a consultant during the nine months ended December 31, 2013.

Research and Development Expense

Research and development expense decreased by $117,194 to $184,894 for the nine months ended December 31, 2013 compared to $302,088 for the nine months ended December 31, 2012. The decrease was mainly due to the completion and finalization of initiatives underway during the previous six months.

Other expense

Other expense increased by $7,546,260 to $8,090,684 for the nine months ended December 31, 2013 compared to $544,424 for the nine months ended December 31, 2012.  The increase was mainly due to the loss resulting from the settlement of accrued liabilities and notes payables by issuing shares.

Net Loss

Net loss increased by $12,262,002 to $14,516,314 for the nine months ended December 31, 2013 compared to $2,254,312 for the nine months ended December 31, 2012. The increase was mainly due to the stock-based compensation recorded for the issuance of shares to employees and a consultant and the loss on settlement of debt during the nine months ended December 31, 2013 as discussed above.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and functioning Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and functioning Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and functioning Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of this filing date of this report, there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's amended Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on December 17, 2013.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and User of Proceeds Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

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

HYDROPHI TECHNOLOGIES GROUP, INC.
(REGISTRANT)

Date: February 12, 2014	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director