Form 10-K
period 2014-03-31
HydroPhi Technologies Group, Inc.
filed 2014-06-23
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 000-55050

Hydrophi Technologies Group, Inc.

(Name registrant as specified in its charter)

Florida	27-2880472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Oakcliff Road, Suite C6, Doraville, GA	30340
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 974-9910

Securities registered under Section 12(b) of the Exchange Act: None

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $56,416,896 as of September 30, 2013.

As of June 19, 2014, there were 102,665,126 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” “us,” and “HPT Group” refers to Hydrophi Technologies Group, Inc., a Florida corporation, and includes our wholly and partially owned subsidiaries.

PART I

ITEM 1.

BUSINESS.

Incorporation and History of HPT Group

HPT Group was incorporated in Florida on June 18, 2010, under the name “Big Clix Corp.” On October 2, 2013, the corporate name was changed to “HydroPhi Technologies Group, Inc.”  The initial corporate purpose was to develop software and systems to create, target, deliver and measure the effectiveness of dynamic mobile advertising across an entire campaign lifecycle.  There was insufficient funding for the intended business and operated as a non-active, shell company (as the term “shell company” is defined by the SEC) and filed its reports with the SEC as a shell company until the filing of a Current Report on Form 8-K on September 25, 2013.  After the date hereof, the annual and quarterly reports will be filed as an operating company.

The common stock of HPT Group trades in the over the counter market, under the symbol “BCLX” until October 2, 2013 and thereafter under the symbol “HPTG,” and its price and volume are reported by the OTC Markets.  Historically, however, the frequency of trades and the volume of trading has been low, and there can be no assurance that an active or sustained public market for our shares will develop.

The business office is located at 3404 Oakcliff Road, Suite C6, Doraville, GA 30340.  The current telephone number is (404) 974-9910.

Our website is located at http: //www.HydroPhi.com. Information contained on our official website or any other personal, viral, social network informational websites or software applications, does not constitute part of this report.

Going Concern

HPT Group requires additional financing to be able to continue to operate and pursue its business development, marketing and product manufacturing and distribution.  It has no current agreements for additional financing at this time, and if it is offered financing opportunities, they may be on terms that are not acceptable to management. Without sufficient funding and working capital, the Company may have to severely curtail its operations or cease operations altogether.  The Company is seeking ways to control costs, which may hinder the development and implementation of its business plan.  As a result of recurring losses from operations and a net capital deficit, the independent reviewing auditor of the Company has indicated that its report is issued on a going concern basis.

Hydro Phi Overview

Hydro Phi was founded in 2008, and during its first years of operations, its founding team sought to develop new clean energy technologies. Through Hydro Phi, the Company makes and sells a system using water-based clean energy technologies that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions for the internal combustion engine.  The primary market for the Hydro Phi products initially will be the transportation industry, with a primary focus on the trucking/logistics and buses and a secondary focus on heavy equipment, marine and agriculture segments, where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses. Transportation logistics are those companies providing long and short haul trucking of goods, usually employing diesel engine trucks, and often additional services such as warehousing, freight forwarding, and multimodal transporting. We believe that our proprietary HydroPlant ™ technology will have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines for the generation of electricity.

HydroPlant ™ is a technology initially developed by the Company to help meet the needs of the aforementioned market segments within the transportation industry.  Generally, and in particular in the non-OECD countries, the transportation industry is largely reliant on the diesel engine, many of which are earlier generation designs and long used, and therefore, they tend to be inefficient in their fuel consumption and relatively more polluting than more modern engines.  Notwithstanding that, we believe even the modern engine used in the transportation industry could benefit from our technology to achieve better fuel consumption rates and reduction in greenhouse gas emissions.

We believe that Hydro Phi has developed efficient and unique methods to generate hydrogen and oxygen using water as the raw material.  The basis of the HydroPlant ™ system is a Hydrolyzer ™ unit that splits water molecules into ionized hydrogen and oxygen gases and their radicals. The hydrogen and oxygen gases, once introduced into the engine’s combustion chambers, acts as a fuel additive to help enhance engine performance because the gases cause the existing fuel source to burn more completely and cleanly.  The increased performance use of the primary fuel has the benefit of reducing the operating expense because more energy is derived from the fuel and of reducing carbon emissions thereby helping to reduce greenhouse gases introduced into the atmosphere as well as meeting emission standards where applicable.

The entire HydroPlant™ operation is performed “on-demand” and “on-board” a vehicle or any other application, providing a clean “power-on-demand” alternative.  What we mean is that by these terms is that the Hydrolyzer ™ unit within the HydroPlant™ is attached to the engine and produces the hydrogen and oxygen gases as they are needed by the engine.  Our unit eliminates the requirement for the vehicle or unit to carry high pressure hydrogen gas or liquid gas storage cylinders to supply the same gases as alternative might have to do, which in the case of transportation vehicles such storage cylinders can be very dangerous in the event of an accident. Especially beneficial in the transportation market, the need for supporting charging stations and distribution infrastructure also is eliminated because the HydroPlant™ is attached to the engine of the vehicle. We believe that this approach helps make HydroPlant™ a practical, safe and affordable solution. The Company believes that its system, and the related retrofitting and system-engineering, overall improves combustion and engine performance.  This has been verified in our internal laboratory testing and in limited on road testing under various operating conditions by the Company.  The Company is currently working with a potential customer that is testing the HydroPlant™ in road situations in Mexico, which if successful, we believe, will further determine the efficacy of our system if successful.

The production of hydrogen using the HydroPlant™ is intended to be used as an additive within the combustion process of petroleum-based fuels. We believe that the HydroPlant™ provides an efficient method to produce hydrogen and oxygen and to manage the introduction of these gases into the engine fuel system. We also believe that the HydroPlant™ process does not adversely affect the rated horsepower of the engine with which it is used and, actually, provides a net gain in fuel efficiency resulting in the principal benefits of reduced operating expense and the reduction of carbon emissions.

On a small scale basis, in the past, to verify during the development stage, the efficacy of the HydroPlant,™ the Company designed and engineered HydroPlant™ installations in several different areas of use, for specific types of vehicles, including:

•

Class 7 and 8 diesel trucks (heavy duty trucks with a cargo load capacity in excess of 25,000 lbs.),

•

agricultural tractors,

•

D-5 bulldozers (heavy duty, track-type bulldozers, and

•

houseboats.

The initial limited, testing provided internal data that indicated the system improved fuel use. However, since those tests, the Company engineered improvements to the system, which are now incorporated in the current iteration of the system.  Currently, the Company is working with a potential customer in Mexico, which has been conducting  testing of the system in actual use and road conditions, to determine whether or not to proceed with retrofitting a larger portion if its fleet of their class 7 and 8 trucks.

As the Company increases the marketing of its system, which currently is primarily to the  Class 7 and 8 diesel truck users and bus companies, it will seek initially to establish a presence in the logistics and transportation markets, both domestically and in selected foreign markets, such as in South and Central America and Mexico. The Company is also seeking opportunities in Europe, and is pursuing a joint venture arrangement to be based in Poland. Thereafter, it will consider additional vehicle and engine classifications and additional international markets.

The Environmental Benefit Proposition

Our system is based on the deployment of water as a source of energy.  We believe that our research into the use of water as a fuel additive for the internal combustion engine has shown it can effectively and economically reduce their use of gasoline and diesel fuels. Water is abundantly available and, significantly, is free of any carbon – it is inorganic.  Because it is inorganic, it does not release carbon monoxides or carbon dioxides into the environment when its component element, hydrogen, is burned, unlike carbon-based fossil fuels. And water is plentiful. We believe that we have developed a practical method to economically generate sufficient quantities of hydrogen and oxygen gases from water to enable carbon-free energy creation. We believe that the hydrogen released from the water molecule and then used with fossil fuels could change the energy supply equation.

A blend of inorganic energy unleashed from an abundant resource like water, when used with traditional fossil fuels, could create major consumption shifts in a controlled, practical way without supplanting the existing energy supply infrastructure.

Not everything that is renewable is sustainable. For example, biofuels are renewable, but they cannot meet the planet’s growing demands due to high energy input and lower output.

Not everything that is sustainable is available. For example, solar and wind power, even though sustainable, are heavily subsidized and still require a lot of technology to store during the night or have geographic delivery constraints to the grid.

Not everything that is available is affordable. For example, fuel cells based on silicon (made from sand which is plentiful) are very expensive because of the energy-intensive processes of converting sand into useable silicon wafers. HydroPlant™ is not a silicon-based fuel cell technology.

It is commonly acknowledged that there is a growing global demand for energy as economies flourish and more consumer demand is created for digital devices, appliances, lighting, refrigeration and motorized transportation. We believe that to satisfy the growing demand worldwide for power, it is not feasible or timely to continue to build the centralized power plants and distribution infrastructure. We believe that alternative sources of energy must be developed to meet the continuing demand for energy. We believe that HydroPlant™ will contribute in some way to add a new component to the mix of alternative energy sources and to promote increase efficiency in the use of current petroleum and carbon based energy.  We believe that the HydroPlant™ is a sustainable and renewable technology engineered to address certain issues of the internal combustion engine as used in the transportation and portable power.

Hydro Phi Technology

Hydro Phi technology is water-based to provide a clean energy solution as a fuel additive for use in connection with internal combustion engines, whether stationary (such as generators) or in mobile situations (such as in transportation, marine and agricultural trucks and equipment). Our technology was developed using the combined interdisciplinary knowledge of: electrochemistry (a branch of chemistry that studies chemical reactions which take place in a solution at the interface of an electron conductor); electronics; nano thick-material coatings and fuel combustion dynamics, and combustion engine system engineers. Our system uses small amounts of energy to split water molecules into their component elements, which then produces a mixture of hydrogen gas and oxygen gas that are then introduced into an engine to be used as a fuel additive to provide fuel savings and reduced greenhouse gases.

The HydroPlant™ process essentially involves PEM-based (proton membrane exchange) electrolysis, gas vapor management, and system electronics and integration to deliver a reliable supply of fuel additive to the engine regardless of the rigors of the engine location environment – such as in a truck, bus, boat, or movable electricity generator.  The value of our intellectual property resides in the management of the gas delivery into the engine; the matching of that gas delivery to the needs of the engine, and the near-real time ability to modify the hydrogen and oxygen gases mix to be delivered based upon real-time and accrued statistical and analytical information about the engine requirements at a point in time.  Based on the earlier iterations and the current testing that is being done on the current design, we believe one of the values of the system will be that it can reliably operate in the rugged environment of the on-road and other harsh, unprotected situations, where the vibrations, outside temperature and weather conditions and different engine revolutions per minute cab place tremendous demand on individual components, control electronics and system performance.  While the technology during our early development phase relied on older-style chemical electrolysis, we have since moved to a HydroPlant™ design that no longer requires any harsh chemicals; only pure, distilled water.  This avoids the handling dangers that accompany older-style chemical electrolysis units as well as the potential in those units for contamination from hexavalent chromium.  Our PEM-based approach avoids these hazards altogether.  The other advantage of our PEM design is that the hydrogen and oxygen gases are physically separated upon splitting the water molecule, unlike traditional mixed-gas electrolyzes.  The gases are separately conveyed to the air intake of the engine, and are only combined at that point, rendering the system safe from explosion hazard.  The robust and rugged control system monitors all internal functions and sensors.  Should any parameter falls outside the expected pre-defined range, the unit fails-safe, by failing-OFF, so that the vehicle proceeds with simply a ‘normal’ rather than a reduced fuel consumption profile.

Business Development and Marketing

At this stage of the development of the Company, business development is inextricably linked to marketing and customer development and product production.  The Company has progressed in its business plan to one that is a more comprehensive growth strategy, which encompasses many facets its business, including customer acquisition and retention, developing selective partnerships, selective licensing, selective geographic hubs, continued research and development and technology enhancement, intellectual property protection and distributor development. Implementation of all of the parts of the plan, however, will be limited by the financial resources of the Company, and the Company will follow this plan, to the extent it has funds, first with a focus on customer acquisition and retention, strategic alliances and necessary research and development on the current unit as well as for following generation products, so as to maximize the resources it has to launch the HydroPlant™ technology into the market place.

We believe that there are many applications for the HydroPlant™ technology to all kinds of internal combustion engines, but at this stage of our business development, we believe that a focus on the logistics and bus segments of the transportation industry will be the most productive in establishing acceptance of our technology and products.  Then, if and as we are able to establish our brand and gain acceptance within these markets, and depending on our financial resources, we plan to expand into additional market segments, which most likely will be the, lighter truck classifications, marine and agriculture segments and, in the farther future, the stationary power generation equipment segment.

The principal reason we can consider so many different potential uses is that we believe the HydroPlant™ technology can be modified for the different sizes of engines in different use situations.  We believe that because the basic concepts of our technology is within our experience, to address different market segments will primarily require only engineering solutions to scale the system appropriately to the size and type of the engine rather than having to conduct full scale research and development of new technologies. We believe that the fundamental technology of the HydroPlant™ can be readily scaled, because the basic technology and design of internal combustion engines does not differ greatly from size to size or use to use. However, until we attempt to address a particular use and market segment, we will not be able to know for certain that the HydroPlant™ technology can be modified, or if it can be so modified, that we will be able to achieve a properly designed system for a particular purpose without significant commitment of research, development and testing activity and funding.

Of the potential future markets, we believe that the stationary internal combustion engine could ultimately in the future be one of the most important markets for us.  By this we mean the market that encompasses the diesel engine electric generator.  These engines are widely used around the world in all manner of situations in both advance and developing economies.  Although these generators are widespread, generally their fuel consumption is relatively inefficient, in part because the design of the internal combustion engine that they use has not advanced as much as other engine designs for other uses, such as in the automotive context.  Therefore, we believe that there is a significant opportunity to promote the HydroPlant™ technology for use in these types of engines. Such promotion would be, not only to the end user, but to the manufacturers of such products. For the latter, we would try to seek OEM (original equipment manufacturer) arrangements. We do not have any current OEM companies with which we have any relations at this time, and there is no assurance that such OEM arrangements will ever be developed in the future.

Recently, the Company entered into an arrangement with a Mexican customer that is conducting initial road testing of the system in real-traffic, city conditions.  The system has been installed in several Class 6 and 7 vehicles, such as bus and trucks, which are operating in traffic under normal, daily conditions. The customer has also indicted that they would be interested in testing the system on a Class 8 vehicle, such as a heavy duty truck. We anticipate that if the testing is concluded satisfactorily, the system will be shown as effective in fuel use efficiency and reduced polluting, and we will supply additional systems to this user, under terms to be negotiated. With a Mexican transportation logistics company we are pursuing the marketing and distribution of our system for use in Class 7 and 8 trucks under an agreement covering Mexico and potentially other Spanish speaking regions, with certain restrictions on territory and customers.

The Company is also pursuing a potential transaction in Europe to make available the HydrophiPlantTM technology thought a joint venture to the European market, in which the Company will own 25% of the joint venture, will sell its products to the European company, and anticipates being paid additional fees based on sales milestones, license and territory fees and advertising fees.

To date, we have not begun any significant marketing and sales penetration in any of our intended markets. Sales mostly have been limited to testing situations.  As we progress in our marketing strategy, the use of distributors and dealers will be an important addition to the overall marketing effort and product penetration.  We will try to use distributors and dealers to achieve initial penetration of the Class 7 and 8 logistics vehicles and buses, but also to use them to address the other potential uses for the system, such as in Class 5 and 6 vehicles (medium load trucks and delivery vehicles), marine and agricultural engines and stationary power units. We will attempt to select distributors and dealers with their own or local manufacturing capacities, so as to facilitate delivery of the system to users.  We believe that to best approach and sign a distributor or dealer, we will have to be able to demonstrate the system’s efficacy and ability to operate in the particular market segment in which they operate.  As we believe the HydroPlant™ technology can be modified and scaled to different internal combustion engines and uses, we believe that preparing a prototype to demonstrate the system will be beneficial. A prototype will also be available to local manufacturers so as to assess whether or not they can produce the system. We believe that making a prototype will not require a substantial amount of time or effort, and would be able to be done by our internal engineering staff.  The use of a prototype is a system build on a sample basis to test our concept or process or to act as a thing to be replicated or learned from. Any prototype will be made on a custom basis, for a specific use. The work would include fashioning or obtaining different sized components and adjusting the gas vapor management ratios and system electronics and integration so as to be able to deliver a reliable supply of fuel additive to the specific type of engine.

Our presentation package for distributors and dealers, we believe, generally will include manufacturing projections to indicate our ability to supply systems and a relevant working prototype. If the product is not ready for production based on previous product retrofits, we will include an outline of additional development tasks and expenses, as well as an estimate of the time required until production and delivery may take place. The development and manufacturing projections will include a review of production materials and processes, and an estimation of direct materials, components and labor costs, along with economies of scale. A complete presentation of the working prototype will project Hydro Phi visually into the market place, and reduce uncertainty for the prospective buyers from our distributors.

Customer Concentration

The Company has entered into an arrangement with a Mexican transportation company which is conducting a general test of our system in real-traffic conditions. We only have made limited unit sales of our system that were principally for testing to determine if the customer will introduce our system into their fleet of vehicles. We believe that if the testing is successfully concluded, that the customer will expand the use of the system to the balance of its fleet of vehicles, and the testing will facilitate marketing to other transportation companies in Mexico.  We cannot yet predict when the customer will complete its testing and when, if any, orders for systems will be placed with the Company.

We have entered into a master distribution and marketing agreement with Energia Vehicular Limpia S.A. de C.V, a Mexican transportation logistics company to launch marketing, sales and installation of our system in Class 7 and 8 trucks in the defined territories. The master distribution and marketing agreement, is for three years, and may be extended for two additional years unless previously terminated by its terms or by the parties upon mutual agreement. The agreement provides for an initial territory comprising Mexico, subject to certain excluded classes of customers, and the grant of a right of first refusal until March 2015 to the Spanish speaking regions of Spain, Central America and South America (excluding Brazil). The agreement was amended in January 2014 to grant the distributor exclusive rights to market the Company’s products in Brazil.  In April 2014 the Company and the distributor further amended the agreement to add consulting and advisory services to be provided by the Company to the distributor for an 18-month period beginning April 1, 2014.  The distributor will buy the systems at a wholesale price and will sell the systems at an agreed upon list price, which may be changed by the Company upon 30 days’ notice, but if the change is greater than 10%, then the new pricing must be mutually agreed upon. The distributor has certain minimum purchase requirements of systems in defined periods, running from 150 systems in the first period to 1000 systems in the third period, and the distributor has to provide installation and maintenance support services to their customers. The distributor is solely responsible for its marketing expenses, and will also pay an advertising fee of 2% to the Company... The distributor is obliged to use its best effort to promote and sell the systems. Actual sales will be by purchase orders, complying with the general terms of the distribution agreement, and only binding on the Company upon their acceptance. Pricing terms are in United States dollars and the contract is made under Delaware law with arbitration in Georgia. The agreement may be terminated for default of a material term, which would include the sales objectives and other performance requirements of the distributor, change in control, bankruptcy and criminal violation of applicable laws of or by the contracting party.  The intellectual property rights of and related to the system will in all instances belong to the Company, and the distributor is restricted from modifying, creating derivative works and copying the system and taking any ownership rights therein.  The Company only gives a standard product warranty to the end user for a one year period, which will include the warranty of the system being free of defects in workmanship and parts.

Although we believe these situations will expand into full scale sales and installations, to date there have been limited sales, of which a large amount were for testing purposes by the potential clients; therefore there is no assurance that the Company will place commercial levels of systems with and generate meaningful sales revenues from any customers or under the distribution agreement.

For the fiscal years ended March 31, 2013 and 2014, one customer accounted for 100% and 97% of our consolidated revenues, respectively. We currently have only a few customers, and they have only purchased systems on a limited basis, largely for testing purposes.

Seasonality

We do not expect to experience any seasonality trends in our operations.

Manufacturing and Supplies

The Company has limited manufacturing capacity in its facilities in Doraville, Georgia.  To date, a large part of the systems produced have been manufactured at this facility.  The Company also has an outsource relationship with a European based manufacturer which has reviewed the assembly and manufacturing protocols that is CE compliant, ISO certified and trained in the assembly of the HydroPlant™ unit, which we believe could fully assume the manufacturing process of the system with little delay. There is no formal written agreement with this supplier, as our needs to date from this supplier have been fulfilled on a purchase order basis. As sales increase, we anticipate that we will outsource more of our product manufacturing requirements, either on a contract basis or through joint venture partners and licensees that have manufacturing capacity themselves.  Generally, it is intended that manufacturing will be located in those regions where there is logistical practicality or need to meet the demands of a particular distributor or group of distributors, timeliness, shipping economies, and manufacturing costs.

As the Company expands its marketing efforts, it will have a preference for partnering with distributors with local manufacturing ability or connections.  This will help minimize intellectual property erosion in the global markets and will foster better management of the supply chain and associated costs where there is shared ownership and an alignment of interest.  The Company also expects to patent its technology and know-how on a global basis so as to protect and reduce erosion of its intellectual property and technical leadership.

We believe that there are a number of manufacturers globally that are capable of providing and assembling the parts for the Hydro Phi products, at a high quality level and efficient rate of production for prices that will work within the projected pricing of our systems.  While we believe there are many manufactures that can meet our requirements, our plan is to only work with only one or two at a time in a particular region.

Certain of the components in the HydroPlant™ unit are generally available stock items, which will be supplied by contract suppliers to our specifications while other components will be provided by generic manufacturers.  We believe there are adequate providers in both categories of suppliers.

Competition

Our market and technical research shows that currently we believe there is no directly competing Company that offers integrated water-based clean energy products and retrofitting for use with the internal combustion engine. However, there are some companies that have or may be broadly working in this area of hydrogen based technologies.  Some of these companies, and others yet to be identified, may be able to develop alternate technologies that will compete with or supplant our HydroPlant™ product, which may be at a more effective cost to the end user. The general business of energy use improvement attracts many potential entrants, and in the future there may be strong competitors or competitors that will compete with us in the future, in general or in selected markets.  These and other companies may be better financed and be able to develop their markets more quickly and penetrate those market more effectively.

The list of our possible competitors includes:

NRG-Logistics

Eco-Tech

Hy-Drive

Advanced Hydrogen Systems

Advanced Combustion Technologies

Hydrogen Pro

HyPower Fuel

Hybrid Tech Energy

Energy Technologies CZ

Dynamic Fuel Systems

HHO Kits Direct

Hydrogen Garage

ITM (U.K.)

Acta S.p.A.

As discussed above, we anticipate that we will compete on the basis of our technology, product evolution through a continuing research and development program, and the benefits that our products will bring to our customers in controlling their energy expenses and meeting environmental emission standards.  We believe that, if properly funded, we have an advance position on many of our potential competitors.  We also believe that we have begun to establish a reputation for our technology within our selected initial markets, which can be enhanced over time as we gain customer acceptance.  As we improve our customer base, we believe we will develop brand awareness and obtain data from our product users that will provide validation for the use of our products.

Our competitive position may be seriously damaged if we cannot maintain and obtain patent protection for important differentiating aspects of our products or otherwise protect our intellectual property rights in our technology. We rely on a combination of contracts, patent and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, our competitors may be able to independently develop similar technology and the agreements we enter into to protect our proprietary rights may not be enforceable.

Intellectual Property

We have filed a provisional application with the United States Patent and Trademark Office for an apparatus and control unit for the regulation and method of disbursing hydrogen and oxygen, which has been assigned an application number #61659606.  We believe that this patent will be fully prosecuted during 2014, but no assurance can be given that we will be awarded the patent either in this time frame or at all. In the future, we plan on filing additional applications for other aspects of our technology.

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and business secrets. Although we do not have formal agreements with our employees at this time, we plan on implementing a program whereby employees will enter into formal agreements with respect to our intellectual property, we do consider our employees’ work to be proprietary and owned by the Company. Where necessary, we will take steps to protect our intellectual property interests under the laws of the United States and the jurisdictions in which we intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with the Company.

The Company has several trademarks in use at this time. However, as the business develops, we plan to develop more specific trademarks for our products and seek registration of those marks with government authorities for their protection. The current Company trademarks include “HydroPlant” and “The New H in Hybrid.”

Our success and competitive position, in part, will depend on our ability to obtain and enforce intellectual property protection of our technology our patents. There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position could be significantly harmed. A competitor may independently develop or patent technologies that are substantially equivalent or superior to our technology.

As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection, or may be too costly to enforce protection. In some countries outside of the United States where our products may be sold or licensed, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in these countries that have functions and features that infringe on our intellectual property.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•

cease selling, incorporating or using products that incorporate the challenged intellectual property;

•

obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•

redesign products that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Research and Development

We believe that innovation is one of the keys to our competitiveness and will be necessary for future sustained growth. To the extent it is able, given the limited financial resources at our disposal, the Company is investing in core technical competencies and equipment to be able to do more product development. Furthermore, we will file to protect our intellectual property globally in relevant countries and appropriate market segments. We augment our internal research and development through development conducted by businesses that are owned by our founders or some of our investors and collaborative efforts involving both local and distant world-class research institutions. Hydro Phi submitted a joint proposal to the U.S. Department of Energy (DOE) with Clemson University’s iCAR, a leading automotive research and development center in next generation auto technologies, especially for vehicle testing and development. Hydro Phi was selected by Georgia Tech to participate in a program to demonstrate energy-saving concepts in forward-operating bases for the Department of Defense.  An additional Hydro Phi proposal with the objective of collaborating with Nanyang Technological University, Singapore, is under consideration, which will be in conjunction with the Economic Development Board, Singapore.  There is no assurance that these proposals will be accepted by the entities or that even if accepted that any unique results or funding will be forthcoming.

The Company historically has invested in engineering, research and development, plant and equipment, global intellectual property protection and building the developmental team in various core competencies. The Company has used considerable financial resources for research, technology development and patent protection and expects to continue to spend substantial financial and other resources to develop product enhancements, to strengthen in-house research and development, to enrich current and develop new intellectual property, and to introduce new versions of current products and new products.  In the fiscal years ending March 31, 2014 and 2013, the Company spent approximately $200,000 and $470,000, respectively on research and development.

Employees

At the time of this report, the Company had a total of nine full-time employees, of which three were in senior executive positions, four were in engineering, research and development, and two in administration and finance.  None of the employees are covered by any collective bargaining agreement, and we believe it has good employee relations. In the future, the Company expects to expand its management employees for financial compliance, and marketing.  Our future success will depend in part on our ability to continue to attract, retain and motivate highly qualified technical and management personnel.

ITEM 1A

RISK FACTORS

Because we are an early growth company, we face many obstacles as a new venture, and therefore we may never be able to fully execute our business plan in respect of the Hydro Phi technologies.

We have been operating since 2008.  To date, we have focused on research and development and initial marketing efforts, achieving revenues of $142,050 for the fiscal year ended March 31, 2014 and $53,700 for the fiscal year ended March 31, 2013. The increase in revenues was due to our distribution agreement and the sale of HydroPlantTM units. We continue to have limited revenues.  We will not be able to sustain our current operations or implement any substantive business expansion on these limited revenues. If we are not able to increase our revenues, obtain additional working capital as needed from time to time, and achieve market acceptance for our Hydro Phi technology and establish sales, we will have to reduce or curtail our business operations. In such case, investors will lose all or a portion of their investment.

Because our business and marketing plans may be unsuccessful, we may not be able to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had limited revenues and relied on equity financing and loans from our shareholders and related parties, which we do not expect to provide any further financing.  Our business and marketing plans may not be successful in achieving a sustainable business and revenues. We have no arrangements in place for sufficient financing to be able to fully implement our business plan.  If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations.  In such case, investors will lose all or a portion of their investment.

We have had operating losses since inception, and we currently are not profitable; and we may never achieve profitability.

For the fiscal year ended March 31, 2013, we had a net loss of $2,983,958 and an accumulated deficit of $16,185,118.  For the fiscal year ended March 31, 2014, we had a loss of $14,511,750 and an accumulated deficit of $30,696,868.  We have had and we expect to continue to have losses in the near term and have relied and will rely on capital funding to support our operations in the near future. To date, such capital funding has been limited in amount.  Because we are at the earliest stages of market acceptance of our products, we do not expect that they will generate revenues sufficient to cover the costs of our operations in the nearer and medium term.  We cannot predict whether or not we will ever become profitable or be able to continue to find capital to support our development and business plan.

We have a limited operating history, which makes it difficult to forecast whether or not our business will be successful.

Our Hydro Phi subsidiary was incorporated on April 21, 2008, with a primary focus on researching and developing and licensing our technologies. In September 2009, Hydro Phi added a new management team. Throughout 2010, the new management team realigned the Company’s product development strategy and hired new talent. During this period, we relocated our business from Maine to Georgia. We did not have a redesigned, commercially viable product until February 2013, and since then we have continued to make modifications and improvements.  Accordingly, we have only a limited operating history and limited experience in marketing our product, which makes it difficult to forecast our future operating results. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and product introduction, particularly companies engaged in new and rapidly evolving technology and markets such as that of “clean energy.” There can be no assurance that we will be successful in addressing these risks and keeping pace with developments, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Although we have been conducting beta tests through a few potential customers in Mexico, which have been successful in several important respects, there is no assurance that we will generate sufficient sales from these potential customers.

Our operating results may be volatile, and therefore our future prospects may be difficult for investors and analysis to assess.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which may be outside of our control. Due to the emerging nature of the markets in which we plan to sell our products and our limited operating history, we believe it will be difficult to accurately forecast our revenues and operating results. Factors that may slow or harm our business or cause our operating results to fluctuate include the following:

•

The market acceptance of, and demand for, our products;

•

Our inability to attract new customers or maintain existing customer satisfaction at a reasonable cost;

•

The revenue based on our technology;

•

Changes in alternative technologies, industry standards and customer or end user preferences;

•

The length of our sales cycle;

•

Our inability to attract and retain key personnel, including hands-on engineering product developers and logistics and supply chain experts;

•

A gain or loss of significant customers or their confidence in our products;

•

Product design, manufacturing and operational defects and other quality problems;

•

Economic conditions affecting our potential customers;

•

The number, timing and significance of product enhancements and new product introductions by competitors;

•

Our failure to increase sales and or penetrate new markets; and

•

Governmental regulation surrounding clean energy and environmental policies.

Any change in one or more of these factors, as well as others, could cause our annual or quarterly operating results to fluctuate. Any change in one or more of these factors could reduce our gross margins in future periods.

We face significant competition from other technology companies.

The market for clean energy technologies and their applications is highly competitive, and there are a variety of potential technologies for the same purpose as our, from companies around the world. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than we do. As a result, they may be able to respond more rapidly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, the market for our type of technology is in its very early stages. We expect competition to intensify as current competitors develop and expand their product offerings and new competitors enter the market. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. In addition, our customers and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors may also have well established relationships with our potential customers. As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could adversely affect our revenues and operating results.

Our future success depends upon customers accepting and supporting new clean energy solutions, and their ability to fund their operations.

To date, because our system is a new product, we have had a limited acceptance of the Hydro Phi technology.  Our product is undergoing extensive testing by several of our current potential users.  Our initial product placement and beta testing have been mostly in the transportation industry, and to date has been on a very limited basis. Many of our potential customers themselves are early stage and growth companies with limited operating histories and limited resources. As a result, they may be required to raise funds through public or private financings, strategic relationships, borrowings or other arrangements to be able to sustain their operations and be in a position to purchase and use the Hydro Phi technology. Therefore, we may have difficulty in establishing a market for the Hydro Phi technology and our products, and to the extent we do achieve market acceptance and sales, we may experience a delay in being paid for our products or may not be paid at all.

Our customer base is limited, and it may be geographically spread around the world; our initial success depends in part on our ability to not only retain existing customers but also implement our technologies in many different regions.

For the fiscal years ended March 31, 2013 and 2014, one customer accounted for 100% and 97% of our consolidated revenues, respectively. We currently have only a few customers, and they have only purchased systems on a limited basis. Customers will be located in a number of disparate geographic regions.  This geographic distribution will make the marketing and product development and sales implementation more difficult, with added costs, with the result that our expenses per customer will be greater than otherwise expected when we have a more robust customer base.  Until we achieve economies of scale in terms of volume and location, we expect that our cost of operations will be greater than if we concentrated on a limited or defined market area.

Various field trials for our products are in progress. Field trials can take more actual time than expected due to various operational and fleet availability issues to gather data and fix operational issues to incrementally keep improving the performance. In addition, field trials typically are on older engines, which require cleaning or conditioning before the full fuel saving benefits can be seen, thus increasing the standard testing cycle time. If one or more of our major customers were to substantially delay, reduce or stop their use of our products, our business, operating results and financial condition would be harmed. We do not have long-term contractual commitments from any of our current customers. As a result, we cannot provide assurance that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

Although we have a marketing and distribution agreement for Mexico, there is no assurance that this arrangement will generate any sales.

We recently concluded a marketing and distribution agreement with a company in Mexico. Although there are minimum sales objectives, there have been no sales under this agreement to date, and there is no assurance that there will be any sales under the agreement. Additionally, because the sales are to be by purchase orders from time to time, there is no assurance of when, if any, orders will be placed. In the event that the sales objectives specified in the agreement are not met, our remedy is to terminate the arrangement.

The brand Hydro Phi and its related trademarks will be an important part of our sales effort.

We believe that establishing and maintaining the Hydro Phi brand name and related trade and service marks will be important to our success and facilitate our sales. The importance of brand recognition may increase as a result of established and new competitors offering technologies and products similar to ours. To the extent we are able, with our limited funding and personnel, we intend to increase our marketing and branding expenditures in an effort to increase awareness of Hydro Phi. If our brand-building strategy is unsuccessful, these expenses may never be recovered, we may be unable to increase our future revenues, and our business could be harmed.  Although we have several trademarks these are more general in character: we anticipate that we will develop new ones in the future to achieve greater differentiation and identity.

We are dependent upon the acceptance of our products.

We currently derive all of our revenues from the sale of units based on our HydroPlant™ technology. We expect revenues from this product family to continue to account for substantially all of our revenues for the foreseeable future. In addition, the market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced and developed competitive products. Our future operating results depend on the development and growth of the market. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about our products. However, we cannot provide assurance that such expenditures will enable our products to achieve or maintain any significant degree of market acceptance.

We may have difficulty managing our growth.

We have recently begun to expand our operations, and depending on our financial resources, we expect to grow our sales and marketing capabilities, to continue research and development activities and to expand our administrative operations. This expansion is expected to place a significant strain on our management, operational and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service and financial systems, procedures and controls and expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

We will require additional capital in the future, which may not be available on terms acceptable to us, or at all.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our product offerings and competing technological and market developments. We will to need to raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise funds, may require us to relinquish our rights or grant licenses to some or substantial parts of our intellectual property. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of our existing capital stock. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

If we do not increase our direct sales capabilities, our business could suffer.

We need to substantially expand our direct sales capabilities if we are to increase market awareness and sales volume of our products. Our products require a sophisticated sales effort targeted at the information technology management of our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel to meet the demand for our products and increase our market presence. However, competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we require. Newly hired sales personnel will require extensive training and typically need several months to achieve productivity. We cannot be certain that personnel hired in the future, will be as productive as necessary to meet our financial goals. If we fail to increase our direct sales capabilities as we have planned or our sales force fails to achieve productivity in a timely fashion, our business, financial condition and operating results would be materially adversely affected.

Failure to expand our operations could significantly affect our ability to increase revenue.

We intend to expand our operations both within the United States and enter selected non-United States markets, such as South and Central America and Mexico.. The Company is also pursuing a joint venture arrangement in Europe to be based in Poland. We expect to commit time and development resources to customizing our products for selected markets and to developing sales and support channels. There can be no assurance that these efforts will be successful.

In addition to the uncertainty regarding our international presence, there are difficulties and risks inherent in doing business internationally, including, but not limited to:

•

Potential costs of customizing products for international markets;

•

Multiple and conflicting regulations and unexpected changes in regulatory requirements;

•

Exchange controls;

•

Import and export restrictions and tariffs;

•

Difficulties in staffing and managing international operations;

•

Longer payment cycles;

•

Greater difficulty or delay in accounts receivable collection;

•

Potentially adverse tax consequences; and

•

Political and economic instability.

In addition, our ability to expand our business into some countries may require modification of our products, including in particular national language support. To the extent that international sales are denominated in U.S. dollars, an increase/decrease in the value of the United States dollar relative to other currencies could make our products more expensive/less expensive and, therefore, potentially less competitive in certain international markets. To the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuations. As we increase our international sales, our total revenue may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during summer months in Europe and other parts of the world.

The sales cycle for our products is long, and we may devote significant resources to sales that do not occur when anticipated or at all.

Our products are engineered solutions and tend to be complex, which typically involve significant testing periods and investment decisions by prospective customers. Accordingly, the licensing and/or implementation of our technologies require us to engage in a lengthy sales cycle and to provide a significant level of education to prospective customers regarding the use and benefits of our products. The purchase and use of our technology and products typically involves a significant commitment of our customers’ capital and resources; therefore the decision process for a purchase is subject to delays and aspects that are beyond our control. The decision-making process also can be substantially impacted by the sales practices of, and product introductions by, our competitors. We expect to continue to experience lengthy sales cycles, which will require a substantial investment in our marketing and sales, and if the sales cycle lengthens, we would expect increased marketing and sales expense and possibly delayed or lost sales. Any increased cost of marketing and sales and any delay or loss in sales of our products could adversely affect our operating results.

We are dependent on the continued services and on the performance of our senior management and other key personnel.

The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. Although we anticipate having in the near future employment contracts with our key personnel, these will be at will employment agreements, but they likely will have severance, non-competition and confidentiality provisions and other rights typically associated with written agreements. We also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain necessary technical, managerial, sales, marketing and service personnel could have a material adverse effect on our business, operating results and financial condition.

Our future success will depend on our ability to enhance our existing products and to develop new products.

To be competitive, we must successfully develop and introduce product enhancements and new products for additional types of engines. Our failure to develop and introduce new products and enhancements successfully to achieve our strategy on a timely basis could have a material adverse effect on our business, operating results and financial condition. The emerging nature of the market for clean energy requires that we continually improve the performance, features and reliability of our products, particularly in response to competitive products and evolving customer needs. We must also introduce enhancements to existing products as rapidly as possible and prior to the introduction of competing products. Any delay or failure to successfully develop market-accepted technologies could negatively affect our business and the growth of our Company.

The strategic relationships that we may be able to develop and on which we may come to rely on may not be successful.

We will seek to develop strategic relationships with supply chain companies and regional providers and others to enhance the efforts of our market penetration, business development, implementation, critical component manufacturing, variable and direct sales force. These relationships are expected to, but may not, succeed. Furthermore, we intend to develop additional strategic relationships in the future with numerous other companies. There can be no assurance that these relationships will develop and mature, or that any of our existing relationships will be successful or that potential competitors will not develop more substantial relationships with attractive partners. Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

Our revenues could decrease if our products do not operate as intended.

Our engineered technologies are system-engineered, interdisciplinary products that perform complex functions and are vulnerable to undetected errors in calibration or unforeseen defects that could result in a product’s failure or inefficiency. There can be no assurance that errors and defects will not be found in current or new products or, if discovered, that we will be able to successfully correct them in a timely manner or at all. The occurrence of errors and defects could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, increased product development costs, diversion of development resources and injury to our reputation or damage to our efforts to build brand awareness.

We could be subject to product liability claims relating to our customers’ critical business operations.

Any failure in a customer’s platform or trading application could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we maintain general liability insurance, there can be no assurance that such coverage will continue to be available on reasonable terms or will be adequate to indemnify us for all liability that may be imposed on us. Safety perceptions may deter future use of our products.  A fundamental requirement of using water-based involves perceptions of handling hydrogen and oxygen. We cannot be certain that any inadequate practice of instructions or use by our customers’ will not compromise the designed safety envelope. Any instance of such an occurrence may lead to an uncalled for market perception deterring future use of our products. We may be required to incur significant costs to protect against safety perceptions and further improvements.

If the protection of our trademarks and other proprietary rights is inadequate, we could lose our proprietary rights and revenue.

Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. Additionally, we have filed a U.S. provisional patent application relating to the disbursement of hydrogen and oxygen. Despite these precautions, it may be possible for unauthorized third parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Provisions in our license agreements with our customers protecting against unauthorized use, copying, transfer and disclosure of our licensed product may be unenforceable under the laws of specific jurisdictions and foreign countries. There can be no assurance that our efforts to obtain patent protection will be successful, or if successful, that any patent issued to us will be deemed enforceable or valid. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact our patent rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we resort to legal proceedings to enforce our IP rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations.

Intellectual property claims against us can be costly and could impair our business.

We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, or product shipment delays, any of which could adversely impact our business. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, if at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or to license the infringed or similar technology on a timely basis, our business could be impaired.

Our products may require availability of components or known technology from third parties and their non-availability can impede our growth.

We source components and will continue to license/buy certain technology integral to our products from third parties. Our inability to acquire and maintain any third-party product licenses, or integrate the related third-party products into our products, could result in delays in product development until equivalent products can be identified, licensed and integrated. We also expect to require new licenses in the future as our business grows and technology evolves. We cannot provide assurance that these licenses will continue to be available to us on commercially reasonable terms, if at all.

Government regulations may increase our costs of doing business.

The laws governing energy transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the energy could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply. Laws and regulations directly applicable to clean energy carbon credits and/or commerce over the energy industry are becoming more diverse and prevalent in all global markets. We must comply with regulations in the United States and with any other regulations adopted by other countries where we do business. The growth and development of the market for online carbon credit trade may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of energy commerce. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results and financial condition.

We are controlled by a limited number of persons who are both management and significant shareholders.

Our parent and management persons beneficially own an aggregate of 13,114,497 shares of our common stock representing 12.8%, calculated on the basis of Section 13 of the Exchange Act of 1934 without taking into account the common stock that may be used under the Convertible Notes and Warrant. Of this amount, Mr. Roger M. Slotkin owns 11,063,671 shares, representing 10.8% of our common stock. There are two additional significant shareholders of HPT Group, Mr. John Durham, who currently holds 30,430,650 shares representing 29.6% of our common stock, and Mr. Philip Levin, who was also a former officer of Hydro Phi, who currently holds 16,303,012 shares representing 15.9% of our common stock.  The management persons and Messrs. Durham and Levin together, and Messrs. Durham and Levin together and independently from the management persons, would be able to influence, if not determine, the outcome of any proposals put to the shareholders, and would be able to determine the election of directors because our board is elected by a plurality vote.  Consequently, investors will have to rely on the decisions of our current management and the additional significant shareholders in respect of our operational and business direction.

The Company has paid no cash dividends to date.

The Company has paid no cash dividends on its common stock to date.  Payment of dividends on the common stock is within the discretion of the board of directors and will depend upon the consolidated earnings, its capital requirements and financial condition, and other relevant factors.  The board of directors has indicated that it currently does not intend to declare any dividends on the common stock of HPT Group in the foreseeable future.

There is not an active market for our common stock.

We are providing no assurances of any kind or nature whatsoever that an active market for our common stock will ever develop. Since the transaction whereby Hydro Phi was acquired there has been limited amounts of trading in our common stock and the price and volume has been volatile.  Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in the common stock of HPT Group. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the common stock for an indefinite period of time. If a market ever develops for our common stock, we anticipate that our then financial condition, product offerings, and product roll out strategy and implementation will greatly impact the value of the stock, which may not reflect our business prospects.

There may be no liquid market for our common stock.

Even if a trading market develops over time, we cannot predict how liquid that market might become. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

•

Quarterly variations in our results of operations or those of our competitors;

•

Announcements by us or our competitors of acquisitions, new hardware and/or software products, significant contracts, commercial relationships or capital commitments;

•

Disruption or substantive changes to our operations;

•

Variations in our sales and earnings from period to period;

•

Commencement of, or our involvement in, litigation;

•

Any major change in our board or management;

•

Changes in governmental regulations or in the status of our regulatory approvals; and

•

General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of public companies. Such fluctuations may be even more pronounced in the trading market shortly following this offering. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies.  This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The potential number of shares of common stock that may be sold by the holder of the Convertible Notes and Warrants may have an adverse effect on the public market of our stock.  Because of the large number of shares that may be issued on conversion of the Convertible Notes and exercised for the Warrants, there may be an adverse effect on the market because of the conversion and/or exercise.  Although there are limits on the holder’s conversion and exercise, investors may not regard these limits when evaluating our common stock available to be sold in the public market.  Therefore, there may be limited demand and excessive price and volume volatility.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources.

We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that the Sarbanes requires publicly-traded companies to obtain.

Investor confidence and market price of our shares may be adversely impacted if we are unable to attest to the adequacy of the internal controls over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies to include a report of management about their internal control structure and procedures for financial reporting in their annual reports on Form 10-K. The report must discuss the assessment by management of the effectiveness of the internal controls over financial reporting of the Company. We have reported in the Annual Report on Form 10-K, filed for the fiscal year ended March 31, 2014, that management concluded the internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. This assessment could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares and our ability to fund the Company. Although we have added a new controller to our staff, we believe these generally stated material weaknesses will continue until we are in a financial position to add the necessary staffing to address the above factors.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be limited.

Our stock is subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Because future sales by our stockholders could cause the stock price to decline, our investors may lose money on their investment in our stock.

No predictions can be made of the effect, if any, that market sales of shares of our common stock or the availability of such shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of our common stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

State securities laws may limit secondary trading, which may restrict the states in which you can sell our shares of common stock.

You may not be able to resell the shares of common stock held in HPT Group in a state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state, or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and limit a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

ITEM 1B

UNRESOLVED STFF COMMENTS

Not applicable.

ITEM 2

PROPERTIES

The Company leases approximately 8,500 square feet for its executive offices and operational facilities on a commercial lease in Doraville, Georgia, which expired on December 31, 2013.  The Company currently leases the offices on a month to month basis at a monthly rental of $6,675.  The Company believes that the rates it is paying under its property lease are competitive in the Atlanta real estate market, and it would be able to find comparable lease properties in the event it changed locations.

ITEM 3

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the filing date of this Form 10-K, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

In June 2014, the Company reached a tentative agreement to settle a lawsuit filed by Cardinal Logistics Management Corporation (“Cardinal”) against the Company for $25,000. Cardinal alleged that the Company did not make payment for certain installation and delivery services involving Cardinal’s vehicles. The Company disputed the allegation in full and filed an answer with affirmative defenses.

ITEM 4

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is reported through the Pink Sheets.  Our trading symbol was “BCLX” until October 2, 2013, and currently it is trading under the symbol “HPTG,” Quotations for our common stock commenced on March 22, 2013. Trading in our common stock has been sporadic and volatile. The following table sets forth, for the periods indicated, the reported high and low closing bid prices for our common stock as reported through the OTC Markets. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns and commissions. The recorded trading in our common stock should not be deemed to constitute an “established trading market.”

Fiscal year ended March 31, 2014	High	Low
Quarter ended June 30, 2013	$0.52	$0.03
Quarter ended September 30, 2013	$2.00	$0.39
Quarter ended December 31, 2013	--	--
Quarter ended March 31, 2014	$0.85	$0.42

Fiscal year ending March 31, 2013	High	Low
Quarter ended March 31, 2013	$0.03	$0.03
(commencing March 22, 2013)

The closing purchase price of a share of common stock on June 17, 2014 was a high of $0.12 and a low of $0.09.

Holders of Our Common Stock

As of the date of the annual report, we had 70 registered shareholders.

Dividend Policy

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors that our board of directors may deem relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  Florida law, however, prohibits us from declaring dividends where after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business, or;

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plans

On April 29, 2014, the Board of Directors adopted the 2014 Non-Qualified Performance Equity Award Plan (“Plan”). The Plan provides for awards of non-qualified stock options, restricted stock and other equity based awards, with a maximum limit of 5,000,000 shares of common stock allocated to the Plan. Award shares that are not used will be available for re-grant. The maximum award is limited to 1,250,000 shares.  The Plan provides for a term of 20 years, but awards may not be granted after the 10th anniversary of the effective date of the Plan.  The Plan does not require and the Company will not obtain shareholder approval of the Plan.  To the extent required, for example for stock options, the exercise price or other award price will be the fair market value of a share of stock on the date of grant.

Awards may be made or granted to employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company.  An award may be made or granted to a person in connection with his hiring or retention, or at any time on or after the date he reaches an agreement (oral or written) with the Company with respect to such hiring or retention, even though it may be prior to the date the person first performs services for the Company or its subsidiaries.

The Plan will be administered by the board or a committee, and the board or committee has the power to set the terms of individual awards, subject to the Plan limitations and purposes. The Plan has provision for early termination of an award, such as in the case of a termination of employment or disability, and events such as a change of control. The Plan is an unfunded plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

ITEM 6.

SELECTED FINANCIAL DATA

Not Applicable

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

Hydro Phi developed a number of iterations of its system, direction and technologies since its inception.  Through this, however, there has been a clear belief that there exists a need for a way to improve the use of fuel in the internal combustion engine, with a resulting reduction in costs of operations and discharge of carbon greenhouse gases, used by logistic vehicles (all classes of heavy load trucks), marine, heavy equipment, agriculture and fixed based operating units such as electric generators and pumps. In the “history” of hydrogen based technologies to achieve improvements in fuel efficiency we believe there has also been an evolutionary move away from “chemical” based systems to those that operate solely on water and electricity eliminating any of the hazardous components and by-products that were the residual effects of said systems. The development of our own product has followed this course, where initially chemical electrolyzers were used to break water into its component elements, but now we are using proton exchange membranes, just eliminating aqueous based electrolytes.  We believe that systems based on proton exchange membranes are easier to design and maintain. Based on its current technology, we believe that Hydro Phi has been successful in developing a working system and has begun to market and gain marketing traction in the logistic vehicle marketplace.

Throughout the history of the Company, the financial condition was predicated upon capital raises to support the changes in direction, technology and potential marketplace.   Revenues occurred from time to time but were not sustainable because of technical deployment, manufacturing or design issues and the changes they required to reach a working technology and viable product.   Under the new initiatives commenced in 2012, all formalized selling and marketing efforts at that time were ceased, a thorough failure analysis of the preceding technologies along with failures throughout the industry became the baseline of what was needed to accomplish the Company goal to design, manufacture and deploy a hydrogen gas on demand as a fuel catalyst device in the industry, that would withstand the rigorous working environment of the heavy truck and bus in regular traffic conditions. Commencing in June 2013, Hydro Phi re-entered the marketing and sales aspects of its business.

The Hydro Phi sales and marketing executives are in the process of addressing the identified market place for our system and approaching new prospective clients to introduce the newly design HydroPlant™ to fleet managers and owners and users of various diesel and other internal combustion engine applications, including in those territories encompassing the United States, South and Central America and Mexico.  The Company is also pursuing a joint venture arrangement in Europe to be based in Poland..

Results of Operations for the Fiscal Year Ended March 31, 2014, Compared to the Fiscal Year Ended March 31, 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended March 31,
	2014	2013	Change

Revenues	$142,050	$53,700	$88,350

Operating expenses:
General and administrative	5,971,173	1,759,009	4,212,164
Research and development	198,649	468,042	(269,393)
Depreciation and amortization	69,224	73,913	(4,689)
Impairment of intangible assets	350,000	-	350,000
Loss on disposal of property and equipment	-	17,875	(17,875)
Total operating expense	6,589,046	2,318,839	4,270,207

Operating loss	(6,446,996)	(2,265,139)	(4,181,857)

Other expense:
Interest expense	377,366	718,819	(341,453)
Loss on settlement of litigation	25,000	-	25,000
Loss on settlement of debt and accrued compensation	7,662,388	-	7,662,388

Total other expense	8,064,754	718,819	7,345,935

Net loss	$(14,511,750)	$(2,983,958)	$(11,527,792)

Revenues

Revenues increased by $88,350 to $142,050 for the year ended March 31, 2014 compared to $53,700 for the year ended March 31, 2013.  The increase was primary due to the license revenue recognized during the last half of the fiscal year related to the exclusive right to sell the Company’s products in Mexico and Brazil granted to Energia Vehicular Limpia S.A de C.V.  The increase in revenue from license fee was partially offset by the decrease of product sale as a result of our inability to continue the manufacturing process and retain the services of outside testing facilities during fiscal year 2014 due to the severe limitations on our finances.

General and Administrative Expenses

General and administrative expenses increased by $4,212,164 to $5,971,173 for the year ended March 31, 2014 compared to $1,759,009 for the year ended March 31, 2013.  The increase was primarily due to the stock-based compensation of $5,012,917 recorded for the issuance of shares to employees and the issuance of warrants to a consultant during fiscal year 2014.

Research and Development Expense

Research and development expense decreased by $269,393 to $198,649 for the year ended March 31, 2014 compared to $468,042 for the year ended March 31, 2013. The decrease was mainly due to the completion and finalization of initiatives underway during fiscal year 2014.

Impairment of intangible assets

On July 5, 2011, the Company entered into a memorandum of understanding (“MOU”) with Advanced Combustion Technology, Inc. (“ACT”) where the Company paid $350,000 in exchanged for a license agreement related to certain proprietary technology and services.  The Company believes ACT did not deliver the units or equipment to the Company or perform the services as set forth in the MOU. The Company is presently evaluating with its counsel whether to file a claim for breach of contract and seek recovery of the payment in Federal District Court, to pursue collection remedies in the California District Court, or to seek a commercial resolution. Due to the uncertainty of the recoverability of the payment, the Company impaired $350,000 of its intangible previously recorded.

Other expense

Other expense was $8,064,754 for the year ended March 31, 2014 compared to $718,819 for the year ended March 31, 2013.  The $7,345,935 increase was primarily due to the loss resulting from the settlement of accrued liabilities and notes payables by issuing shares which was partially offset by the decrease of interest expense. The decrease of interest expense was mainly due to the conversion of notes upon the reverse merger.

Net Loss

Net loss increased by $11,527,792 to $14,511,750 for the year ended March 31, 2014 compared to $2,983,958 for the year ended March 31, 2013.  The increase was mainly due to the stock-based compensation recorded for the issuance of shares to employees and the loss on settlement of debt during the fiscal year ended March 31, 2014 as discussed above.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of $4,287,992 and an accumulated deficit of $30,696,868, as of March 31, 2014.

The following table sets forth selected cash flow information for the years ended March 31, 2014 and 2013:

	2014	2013

Net Cash Used in Operating Activities	$(663,246)	$(1,673,572)
Net Cash Provided by Investing Activities	-	1,990
Net Cash Provided by Financing Activities	759,575	1,640,532

Net Increase (Decrease) in Cash and Cash Equivalents	96,329	(31,050)
Cash and Cash Equivalents – Beginning of Year	117	31,167

Cash and Cash Equivalents – End of Year	$96,446	$117

Cash Flows from Operating Activities

Cash flows used in operating activities decreased to $663,246 for the year ended March 31, 2014 compared to $1,673,572 for the year ended March 31, 2013. The change was primarily due to the decrease of payroll expense as a result of lower average salary, the decrease of payments made for consulting expenses, and reduced spending on research and development activities.

Cash Flows from Investing Activities

We had net cash inflows from investing activities of $0 for the year ended March 31, 2014 compared to net cash outflows of $1,990 for the year ended March 31, 2013.

Cash Flows from Financing Activities

Cash flows from financing activities decreased to $759,575 for the year ended March 31, 2014 compared to $1,640,532 for the year ended March 31, 2013. Cash received from the issuance of notes and convertible notes to related parties decreased from $1,640,532 for the year ended March 31, 2013 compared to $694,575 for the year ended March 31, 2014.

Capital Resources

Prior to the merger transaction, Hydro Phi, the current operating subsidiary of HPT Group, financed itself primarily from the sale of equity securities and loans from shareholders and related parties. All of the preferred stock and common stock of Hydro Phi that was issued in financing and other circumstances, including the conversion of certain debt and payment obligations into Hydro Phi equity or equity based warrants, were converted or assumed in the merger transaction into shares of HPT Group.   In fiscal year ended March 31, 2013, Hydro Phi issued a total of 637,734 shares of common stock for services and equipment, for an aggregate value of $2,439.  During fiscal year ended March 31, 2014, Hydro Phi raised an aggregate of $759,575 in capital through notes.  At March 31, 2014, Hydro Phi had notes payable of $46,603 to unrelated parties, and notes payable to related parties of $515,251. Of its total liabilities at March 31, 2014, Hydro Phi had accounts payable and accrued liabilities to related parties of $942,847 and accrued compensation of 281,752.

We had at March 31, 2014, $4,392,543 in total current liabilities.  These obligations will impact our available working capital for our operations, and will adversely impact our liquidity. Therefore, we will have to continue to negotiate with our creditors to balance our ability to pay our outstanding obligations and to fund our business.  We anticipate, but can give no assurance that we will be able to negotiate extending due dates on outstanding payables and other obligations, and if we are able to negotiate extensions whether or not this will raise the cost of our obligations for such things as the payment of interest or interest at higher rates.  Additionally, the outstanding obligations may have to be secured, which will act as a priority that would prevent us from getting other forms of financing, unless those with a priority are willing to subordinate their security interest. Such obligations may also impact our general ability to raise additional equity as well as debt funds, as investors and lenders may find our debt obligations to be limitation on our ability to operate and meet our obligations when they come due.  As mentioned elsewhere, our limited revenues are not currently sufficient to pay our obligations.  As such we also risk the fact that our creditors may seek action for repayment with the result that we may have to seek bankruptcy protection.

Pursuant to a Securities Purchase Agreement, dated April 25, 2014 by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold 31 Group, LLC a convertible note with an initial principal amount of $924,000 (the “Initial Convertible Note”), for a purchase price of $600,000 (an approximately 35% original issue discount). Because the Company has met one of its obligations under the registration rights agreement associated with this financing, the principal amount of the Initial Convertible Note has been reduced to $824,000, and if the Company meets further of its obligation under the registration rights agreement, then the principal will be further reduced by as much as $200,000. Additionally, at the request of the Company made within 160 days of the date of the Purchase Agreement, 31 Group, LLC is irrevocably bound to purchase, on the tenth trading day after the effective date of a registration statement, an additional convertible note with an initial principal amount of $1,040,000 and a 24-month term (the “Additional Convertible Note” and, together with the Initial Convertible Note, the “Convertible Notes”), for a fixed purchase price of $1,000,000.  The Initial Convertible Note matures on April 28, 2016 (subject to extension as provided in the Initial Convertible Note) and, in addition to the approximately 35% original issue discount, accrues interest at an annual rate of 8.0%.  If issued, the Additional Convertible Note will mature 24 months from the date of issuance and will accrue interest at the same rate. The Convertible Notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 35%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of Common Stock of the Remaining Amount.

As explained above, we have experienced negative cash flows in our business and expect this to continue into the future.  This will hinder our operations as we will experience constraints on our funds to hire additional persons to engage in marketing, manufacturing and distribution of our products. To cover the costs of our operations, we will need external financing.

We will require additional funds to implement our full business plan, continue our operations and pay expenses associated with us being a public reporting company. Our future is dependent upon our ability to obtain financing. We currently do not have any arrangements for additional capital.  Our operating history and our limited revenues are likely to restrict our ability to find adequate funding. To the extent that we may be able to raise new capital, we believe that the funding will be either from the sale of additional equity or debt instruments that include a substantial equity component. If we are able to reach regular production of our system, we may be able to factor our accounts receivable, but such funding will be dependent on a steady sales record and flow of accounts that may be pledged and or sold, for which we can give no assurance of occurring.  To the extent that we raise funds based in whole or in part on equity, it is likely that there will be substantial dilution in the current equity ownership of our shares. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. The Company, on a consolidated basis, will need a substantial amount of capital to fund its operations and SEC reporting obligations. During the next twelve months, we expect that to be able to sustain our current operations, with no significant increase in operations, we will need approximately $1,800,000 to meet our expenses and to repay our outstanding obligations due during that period. We have no contracts or arrangements for any funding at this time. There can be no assurance that we will be able to raise any funding or will be able to meet its accrued obligations.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.   As a result of the fact that the financial resources are inadequate for our business operations and current obligations at this time and the Company has continuing losses and a capital deficit, there is a substantial doubt as to its ability to continue as a going concern, and potentially to meet our obligations as they become due from time to time.

Off-Balance Sheet Arrangements

The Company, on a consolidated basis, does not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2013, we notified ZBS Group LLP, formerly ZS Consulting Group LLP, (“ZBS”), the independent registered public accounting firm to the Company, that the Company had dismissed the firm because the Company desired to continue to use the services of the accounting firm that had worked previously with Hydro Phi, our wholly owned subsidiary as a result of the reverse merger then completed.  The decision to dismiss ZBS was approved by the board of directors of HPT Group.

During the Company’s period of engagement of ZBS from February 5, 2011, through November 1, 2013, there were no disagreements between the Company and ZBS on any matter of accounting principles or practices, financial statement disclosure, or procedure, which disagreements, if not resolved to the satisfaction of ZBS would have caused it to make a reference to the subject matter of the disagreements in connection with their review on our financial statements for such periods.  There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s engagement of ZBS from February 5, 2011 through November 1, 2013.

The Company provided ZBS with a copy of the disclosure in its Current Report on Form 8-K, filed on November 4, 2013, and requested that ZBS furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees or disagrees with the statements by the Company in the Current Report on Form 8-K. A copy of that letter was attached as Exhibit 16.1 thereto.

On November 1, 2013, we engaged GBH CPAs, PC (“GBH”), 6002 Rogerdale Road, Houston, TX 77072, as its new independent registered public accounting firm. The engagement of GBH was approved by our board of directors on November 1, 2013.  GBH was engaged as the independent registered public accounting firm of Hydro Phi before the merger, while Hydro Phi was a private company.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, the sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of March 31, 2014, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is information regarding the current directors and executive officers of HPT Group and its operating subsidiary, Hydro Phi. Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal.  Executive officers are appointed by our board of directors. Each executive officer holds his office until he resigns or is removed by the board of directors or his successor is appointed and qualified.

Name	Age	Title

HPT Group
Roger M. Slotkin	62	Director (Chairman of the Board) and Chief Executive Officer of HPT Group
Reid Meyer	52	Director
Mark Robinson	58	Director

Hydro Phi
Reid Meyer	52	Chief Operating Officer of Hydro Phi
Jonathan Goldman	54	Chief Technology Officer of Hydro Phi

Director and Officer of HPT Group

Roger Slotkin

Mr. Roger M. Slotkin has been a director and acts as the Chairman of the Board of Directors and has been the Chief Executive Officer of HPT Group since consummation of the merger with Hydro Phi.  He will continue as a director and the Chief Executive Officer of Hydro Phi, a position he has held through his consulting firm RS Management, Ltd, since June 2012.  In 1983, Mr. Slotkin founded and serves as the Chief Executive Officer of RS Management, Ltd., a company that provides senior executive management services to companies operating in a wide variety of industries. RS Management, Ltd. specializes in corporate restructuring, turn-around and bankruptcy avoidance.  Mr. Slotkin was also the Chief Executive Officer of OneWorld Energy, Inc., a privately owned, diversified energy developer specializing in wind, solar and wind services, from May 2009 to December 2011, and the Chairman and Chief Executive Officer of Odyne Corporation, a developer and manufacturer of advanced plug-in hybrid powertrains, from July 2003 to September 2007.

Mr. Slotkin was selected as the director of HPT Group because of his extensive experience in managing companies through significant business transitional phases, his past experience with the Company since June 2012, his many years of experience within the alternative energy space, and his general executive skills.  Additionally, because he is a significant shareholder of the Company, his interests in the success of the Company are allied with his personal interests.

Reid Meyer

Mr. Reid Meyer was appointed a director on April 29, 2014.  Mr. Meyer has been the Chief Operating Officer of our subsidiary, Hydro Phi Technologies, Inc. (“Hydro Phi”) since July 2012, and before that he was the Vice President of Global Services and Supply Chain of Hydro Phi from January 2011 to July 2012.  Mr. Meyer has extensive experience in international operations, global manufacturing and supply-chain management experience. Mr. Meyer sold a portfolio of patents and processes to JM Clipper (formerly Johns Manville) in 1996, where Mr. Meyer later served as a member of the senior management team. In 2005, he went to work with Graftech International, Inc. where he worked in Business Development for the fuel cell technology company until 2006. In November 2006 he became Vice President of Leader Global Technologies, Inc, a manufacturer for chemical, power generation, and automotive markets globally, until January 2011.  Mr. Meyer was appointed a director because of his prior operational experience with the Company and his expertise in manufacturing and management, and technological background.

Mark Robinson

Mr. Mark Robinson was appointed as a director on April 29, 2014. He founded The Energy Grid (Mark Robinson d/b/a The Energy Grid) on February 6, 2002 in New Hampshire, which provides strategic marketing consulting in areas such as market development, web development, and search engine optimization. He also founded in 2001 HandicappedPets, Inc, which manufactures, markets, and distributes products for disabled animals and has been its president to date. From May 1, 2003 to Dec 1, 2007, he served as Vice President of Sales and Marketing of Nextek Power Systems, Inc. of Hauppauge, NY, a renewable energy technology company. Prior to that, he consulted at Beacon Power, LLC, a manufacturer of flywheels, a battery alternative. From May 1, 2000 to Oct 1, 2002, he served as Director of Customer Service and Information Systems at Advanced Energy Industries, Inc. He founded and was president of both Computer Empowerment Seminars and Computer and Network Services, Inc., in Peterborough, NH.  Mr. Robinson was appointed a director because of his extensive background in renewable energy companies and marketing expertise.

Executive Officers of Subsidiary

Reid Meyer

Mr. Reid Meyer is now also a director of Hydro Phi Group.  See above biographical information.

Jonathan Goldman

Mr. Jonathan Goldman has been the Chief Technology Officer of Hydro Phi since April 2012, and before that was the Vice President of Engineering & Research Grants of Hydro Phi from January 2010 to April 2012. From October 2008 to January 2010, Mr. Goldman was a consultant to the Georgia research Alliance and its venture fund.  From October 2007 to October 2008 Mr. Goldman worked with Suniva, Inc. of Norcross, Georgia where he was the Director of Business Development, and from April 2002 to October 2007 he served as Associate Director of Venture Lab at the Georgia Institute of Technology in Atlanta, Georgia.

Family Relationships

There are no family relationships among our current officers and directors.

Board Composition and Committees

The board of directors is currently composed of three members.  HPT Group anticipates expanding the board of directors in the near future.

We do not have a member of the board of directors that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.  We are not required to have any independent directors at this time.

We are not required to have and we do not have an Audit Committee. The board of directors of HPT Group performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The board of directors of HPT Group does not currently have a written audit committee charter or similar document.

We have no audit committee financial expert. Mr. Slotkin has financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is not justified. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted, given the background of Mr. Slotkin.

HPT Group currently does not have nominating or compensation committees and does not have written nominating or compensation committee charters. Our board of directors believes that it is not necessary to have such committees at this time because the functions of such committees can be adequately performed by the board of directors. Our Chief Executive Officer who is also a director participated in employment compensation decisions.

Code of Ethics

HPT Group formally adopted a written code of business conduct that governs its employees, officers and directors on June 21, 2010, which was filed with the SEC on July 29, 2010, as an exhibit to a registration statement on Form S-1 of the Company.

Conflict of Interest

We have not adopted any policies or procedures for the review, approval, or ratification of any transaction between the Company and any executive officer, director, nominee to become a director, 10% shareholder, or family member of such persons, required to be reported under paragraph (a) of Item 404 of Regulation S-K promulgated by the SEC.

ITEM 11

COMPENSATION

Compensation of our Named Executive Officers

We have identified Messrs. Roger M. Slotkin, Reid Meyer and Jonathan Goldman as our named executive officers for the fiscal years ending March 31, 2014 and 2013, as indicated below.

Summary Compensation Table

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal years ended March 31, 2013 and 2014:

Name and Principal Position	Fiscal Year	Salary	Total Compensation

Roger M. Slotkin, CEO and Director ( HPT Group and Hydro Phi)(1)	2014	$246,712	$246,712
	2013	$215,000	$215,000

Reid Meyer COO (Hydro Phi)	2014	$56,250	$56,250
	2013	$60,000	$60,000

Jonathan Goldman, CTO (Hydro Phi)	2014	$123,300	$123,300
	2013	$84,589	$84,589

_____________

(1)

Mr. Slotkin was engaged as the Chief Executive Officer of Hydro Phi through his consulting firm (RS Management Ltd.) under an executive management contract for the period June 2012 to July 2013.  Commencing with the consummation of the merger transaction he will be employed directly by HPT Group, and will serve as the Chief Executive Officer and a director of both HPT Group and Hydro Phi, under an employment agreement with the Hydro Phi.

Employment Agreements

Hydro Phi, entered into a two year employment agreement with Mr. Slotkin on July 13, 2013.  The agreement provides that he will act as the Chief Executive Officer of HPT Group and Hydro Phi.  Mr. Slotkin will be paid a salary of $250,000 per annum and regular benefits, and is entitled to a car allowance which is currently not being taken by Mr. Slotkin and reimbursement of business expenses.  He also may be awarded merit based performance increases.  Mr. Slotkin is eligible additional bonus compensation and for stock options to be determined and awarded in the discretion of the board of directors.  The agreement provides for various termination events and restrictive covenants on competitive employment and for non-solicitation of employees, customers and vendors.

We intend to enter into employment agreements with the other senior executives of both the HPT Group and Hydro Phi.  These agreements likely will provide employment at will with various severance, non-competition and confidentiality provisions and other rights typically associated with written employment agreements.

2014 Non-Qualified Performance Equity Award Plan

On April 29, 2014, our Board of Directors adopted the 2014 Non-Qualified Performance Equity Award Plan (“Plan”). The Plan provides for awards of non-qualified stock options, restricted stock and other equity based awards, with a maximum limit of 5,000,000 shares of common stock allocated to the Plan. Award shares that are not used will be available for re-grant. The maximum award is limited to 1,250,000 shares.  The Plan provides for a term of 20 years, but awards may not be granted after the 10th anniversary of the effective date of the Plan.  The plan does not require and the Company will not obtain shareholder approval of the plan.  To the extent required, for example for stock options, the exercise price or other award price will be the fair market value of a share of stock on the date of grant.

Awards may be made or granted to employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company.  An award may be made or granted to a person in connection with his hiring or retention, or at any time on or after the date he reaches an agreement (oral or written) with the Company with respect to such hiring or retention, even though it may be prior to the date the person first performs services for the Company or its subsidiaries.

The Plan will be administered by the board or a committee, and the board or committee has the power to set the terms of individual awards, subject to the Plan limitations and purposes. The Plan has provision for early termination of an award, such as in the case of a termination of employment or disability, and events such as a change of control. The Plan is an unfunded plan.

Employee Benefit Plans

We do not have any annuity, retirement, pension or deferred compensation plans or other arrangements for our executive officers or any employees. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan award or payout in the fiscal year ended March 31, 2014, other than Mr. Slotkin, who was awarded shares of Hydro Phi, which were converted into 11,063,674 shares of HPT Group, in connection with his consulting agreement and employment arrangement and for bonus compensation, which was awarded after March 31, 2014. We anticipate that in the future we will adopt such plans, but there are no current plans or arrangements for the adoption of any such plans.

Director Compensation

We plan to compensate our directors with cash fees and equity awards. We do not plan at this time to provide additional compensation for committee participation.  On April 29, 2014, we adopted our 2014 Non-Qualified Performance Equity Award Plan (“Plan”).  The Plan provides for awards of non-qualified stock options, restricted stock and other equity based awards.  On April 29, 2014, we granted options to our directors pursuant to the Plan.  Messrs Meyer and Robinson were each awarded options to purchase up to 1,000,000 shares of the Company’s common stock at exercise price of $0.12. The options will vest on each of the first and second anniversaries of his appointment as a director, so long as he is in service to the board, and the option expires on the fifth anniversary of his appointment and may be exercised only when he is serving as a director or an employee of the Company or subsidiary.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this amended Current Report (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current officer and director, and certain officers of Hydro Phi; and (iii) by all of our and Hydro Phi’s officers and directors as a HPT Group. The address of each of the persons set forth below is 3404 Oakcliff Road, Suite C6, Doraville, GA 30340, unless otherwise indicated.

The table below reflects an aggregate of 102,665,126 shares issued and outstanding as the date of this registration statement.

Name of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership (1)	Percentage (2)
Roger M. Slotkin	Director (Chairman of the Board) and CEO of HPT Group	11,063,671	10.8%

Reid Meyer(3)	Director of HPT Group and Chief Operating Officer of Hydro Phi	1,025,413	1.0%

Mark Robinson (4)	Director of HPT Group	0	0%

Jonathan Goldman (5)	Chief Technology Officer of Hydro Phi	1,025,413	1.0%

All officers and directors of HPT Group and Hydro Phi (four persons)(3)(4)(5)(6)		13,114,497	12.8%

5% and Greater Holders

John Durham		30,430,650	29.6%

Philip Levin		16,303,012	15.9%

31 Group, LLC(7)		32,107,058(8)	23.8%

____________

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) Based on 102,665,126 shares of our common stock issued and outstanding.

(3) Does not include the 1,000,000 shares of our common stock subject to options granted in 2014 that are not yet vested and do not vest within 60 days.

(4) Does not include the 1,000,000 shares of our common stock subject to options granted in 2014 that are not yet vested and do not vest within 60 days.

(5) Includes 753,929 shares subject to a currently exercisable warrant expiring in July 2016.

(6) Includes 916,700 shares subject to a currently exercisable warrant expiring in July 2016.

(7) The business address of 31 Group LLC (“31 Group”) is c/o Magna Group, 5 Hanover Square, New York, New York 10004. Mr. Joshua Sason is a member and the controlling person of 31 Group, with sole voting control and investment discretion over securities held by 31 Group, and may be deemed to share beneficial ownership of any securities beneficially owned by 31 Group.  Mr. Sason disclaims beneficial ownership of these securities.

(8) Consists of 29,459,999 shares of common stock issuable upon conversion of Convertible Notes and 2,647,059 shares of common stock issuable upon exercise of the Warrant by 31 Group. Both the conversion of the Convertible Note and the exercise of the Warrant are subject to a 4.99% blocker, which limit may be increased to 9.99% at the election of 31 Group. The above shares and percentage do not apply the foregoing described blocker provision, and assumes that all the shares indicated have been issued to 31 Group. All the of shares issuable on conversion of the Convertible Notes as indicated may not be issued because the conversion rate is variable, and the number include 150% the number that is issuable as of April 28, 2014.

ITEM 13

Certain Relationships and Related Transactions

Mr. Slotkin was engaged by Hydro Phi through his consulting firm, RS Management, Ltd. from June 2012 to July 13, 2013, to act in the capacity of CEO and director of Hydro Phi.  The compensation paid to RS Management, Ltd is reflected in the above table of compensation to management.  In addition to the above compensation, under the terms of the consulting agreement and as additionally determined by the board of directors of Hydro Phi as additional compensation, Mr. Slotkin was awarded shares of common stock of Hydro Phi, which were converted into 11,063,674 shares of HPT Group. Mr. Slotkin was also reimbursed his business expenses under the terms of the consulting agreement. As of July 13, 2013, Mr. Slotkin became an employee of Hydro Phi, for services to be rendered to HPT Group and Hydro Phi, under the terms of a written agreement between HPT Group and himself which is described above.

From time to time, Hydro Phi received advances from its officers and stockholders for its operations.

Hydro Phi, prior to the merger transaction on September 25, 2013, had written employment agreements with its several of its key employees and officers, other than as Mr. Slotkin with whom it had a written consulting agreement. These employment agreements were not continued after the merger transaction, and each of the persons who were employed thereunder have continued as an at will employee without a written agreement. The HPT Group financial statements, which include the operations of Hydro Phi, account for accrued compensation due to employees and officers who participated in active management roles and worked without pay or limited pay prior to the merger transaction.  The accrued compensation as of March 31, 2014 and 2013 was $281,752 and $2,850,215, respectively. In the merger transaction, a portion of the accrued compensation was converted into warrants to acquire equity, and on a pro forma basis taking the merger transaction into account, the accrued compensation at March 30, 2013 was reduced by $1,767,649; the warrants represent the right to purchase 3,313,336 shares of common stock of the HPT Group, were issued to Messrs. Goldman, Smith and Sharma and others.  There is no set date for payment of the unpaid accrued expense which was not converted. Payment of the accrued compensation is conditional upon the success of the HPT Group and the approval of the board of directors of the HPT Group.

As of March 31, 2014 and 2013, Hydro Phi had a note payable to Carnegie Technologies, LLC, a related party, in the amount of $0 and 2,867,500 and related accrued interest of $811,267 and $727,364, respectively. The principal amount due under this promissory note was loaned to Hydro Phi in a series of advances during the fiscal years ended March 31, 2010 and 2009. The note accrues interest at 6% from the funding dates. The note matures on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the board of directors of Hydro Phi. Hydro Phi agreed in the note not to make any payment with respect to principal and interest until the entire outstanding principal and accrued interest due under certain 7.5% notes and certain 15% notes was paid or discharged in full. The holder of this note agreed to convert the principal and interest due under the note to common stock on the same terms and conditions offered to all the other note holders, which amount was converted on September 25, 2013, concurrently with the merger transaction.

As of March 31, 2014 and 2013, there were convertible notes payable to related parties, John Durham and Philip Levin, in the amounts of $450,251 and $2,674,493, respectively. Accrued interest related to the notes was $128,155 and $248,573 at March 31, 2014 and 2013, respectively. On February 28, 2013, Hydro Phi issued convertible notes to Carnegie, then a principal owner of Hydro Phi, and other associated parties, Messrs. Durham and Levin, for a principal amount of up to $3,000,000, which was subsequently increased as a result of the extension of additional loans. The principal amount due under the convertible notes was advanced to Hydro Phi, from time to time beginning in September 14, 2009. The notes accrued interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher. For the year ended March 31, 2013, and part of the year ended March 31, 2014, the effective interest rate was 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable could have been 15% under the terms of the notes because of other borrowings by Hydro Phi.  The notes were due on demand, secured by all assets of Hydro Phi and convertible to common shares before December 31, 2014, at the conversion rate of $0.03 to $0.05. The holders of these notes agreed to convert $3,143,870 of the outstanding principal and interest due under the notes to common stock on the same terms and conditions offered to all the other note holders, which amount was converted on September 25, 2013, concurrently with the merger transaction.

During the fiscal year ended March 31, 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2014.

On September 4, 2013, Hydro Phi issued $65,000 in promissory notes to two related parties, Messrs. John Durham and Philip Levin each of whom was shareholders of Hydro Phi. The notes bear interest at 8% per annum and mature on August 31, 2014.

ITEM 14

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2014 and March 31, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	March 31, 2014	March 31, 2013

(i) Audit Fees
GBH CPAs, PC	$72,500	$-
ZS Consulting Group LLP	-	5,250
(ii) Audit Related Fees	$-	$-
(iii) Tax Fees	$-	$-
(iv) All Other Fees	$-	$-
Total	$72,500	$5,250

Audit Fees. The aggregate fees billed in the year ended March 31, 2014 for professional services rendered by the principal accountant for the audits of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those years were $72,500. The fees listed for the year ended March 31, 2013 represents the fees billed to us by ZS Consulting Group LLP during the fiscal years ended June 30, 2012. The Company changed its fiscal year end from June 30 to March 31upon the reverse merger in September 2013.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended March 31, 2014 and 2013.

Tax Fees. For the years ended March 31, 2014 and 2013, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15.

EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation (Incorporated by reference to the registration statement on Form S-1 filed on July 29, 2010).
3.2*	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on October 7, 2013).
3.3*	By-Laws Articles of Incorporation (Incorporated by reference to the registration statement on Form S-1 filed on July 29, 2010).
10.1*

Agreement and Plan of Merger, dated July 15, 2013, among the Registrant, HPT Acquisition Corp., and Hydro Phi Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).

10.2*	Form of Amendment to the Agreement and Plan of Merger (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).
10.3*

Form of Management Consulting Agreement between Crescendo Communications, LLC and Hydro Phi Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).

10.4*

Form of Warrant Agreement, issued by Registrant July 24, 2013, in connection with the Management Consulting Agreement with Crescendo Communications, LLC (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).

10.5*	Form of Warrant Agreement issued by Hydro Phi and assumed by the Registrant – Assumption Agreement (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).
10.6*	Form of Employment Agreement between Registrant (subsidiary) and Roger Slotkin (incorporated by reference to the Current Report on Form 8-K/A filed on December 17, 2013)
10.7*	Form of Distribution Agreement with Energia Vehicular Limpia S.A. de C.V. dated August 22, 2013 (incorporated by reference to the Current Report on Form 8-K/A filed on December 17, 2013).
10.8*	Securities Purchase Agreement between the Registrant and 31 Group, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.9*	Form of Convertible Note issued by the Registrant to 31 Group, LLC on April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.10*	Form of Warrant Agreement issued by Registrant to 31 Group, LLC, dated as of April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.11*	Form of Registration Rights Agreement between the Registrant and 31 Group, LLC, dated as of April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.12*	Form of 2014 Non-Qualified Equity Performance Award Plan (incorporated by reference to the Current Report on Form 8-K filed on May 1, 2014).
21	List of Subsidiaries
23.1	Consent of Independent Auditors re financial statements
31.1	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document
EX-101.SCH	Taxonomy Extension Schema
EX-101.CAL	Taxonomy Extension Calculation Linkbase
EX-101.DEF	Taxonomy Extension Definition Linkbase
EX-101.LAB	Taxonomy Extension Label Linkbase
EX-101.PRE	Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROPHI TECHNOLOGIES GROUP, INC.

By:	/s/ Roger M. Slotkin
Name:	Roger M. Slotkin
Title:	President, Chief Executive Officer and Director

Date: June 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Roger M. Slotkin	President, Chief Executive Officer, and Director	June 23, 2014
Roger M. Slotkin

/s/ Reid Meyer	Director	June 23, 2014
Reid Meyer

/s/ Mark Robinson	Director	June 23, 2014
Mark Robinson

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

TABLE OF CONTENTS

Audited Financial Statements of HydroPhi Technologies Group, Inc. as of and for

the Years Ended March 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HydroPhi Technologies Group, Inc.

(formerly Big Clix Corp.)

Doraville, Georgia

We have audited the accompanying consolidated balance sheets of HydroPhi Technologies Group, Inc. (formerly Big Clix Corp.) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended.  HydroPhi Technologies Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HydroPhi Technologies Group, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that HydroPhi Technologies Group, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, HydroPhi Technologies Group, Inc. has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 23, 2014

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Balance Sheets

As of March 31, 2014 and 2013

	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$96,446	$117
Accounts receivable	1,050	-
Prepaid expenses and other current assets	7,055	6,569
Total Current Assets	104,551	6,686

Property and equipment, net of accumulated depreciation	5,435	9,659
Intangible assets, net of accumulated amortization	423,500	838,500

Total Assets	$533,486	$854,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,576,290	$1,340,151
Accounts payable and accrued liabilities – related parties	942,847	1,083,237
Accrued compensation	281,752	2,850,215
Advance from customer	60,800	60,800
Deferred revenue	969,000	-
Notes payable	46,603	3,461,218
Note payable – related party	515,251	2,867,500
Convertible notes payable – related party	-	2,674,492
Total Current Liabilities	4,392,543	14,337,613

Commitment and Contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 102,665,126 and 8,547,190 shares issued and outstanding, respectively	10,267	855
Additional paid-in capital	26,827,544	2,701,495
Accumulated deficit	(30,696,868)	(16,185,118)
Total Stockholders’ Deficit	(3,859,057)	(13,482,768)

Total Liabilities and Stockholders’ Deficit	$533,486	$854,845

See accompanying notes to these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Operations

For the years ended March 31, 2014 and 2013

	2014	2013

Revenues	$142,050	$53,700

Operating expenses:
General and administrative	5,971,173	1,759,009
Research and development	198,649	468,042
Depreciation and amortization	69,224	73,913
Impairment of intangible asset	350,000	-
Loss on disposal of property and equipment	-	17,875
Total operating expense	6,589,046	2,318,839

Operating loss	(6,446,996)	(2,265,139)

Other expense:
Interest expense	377,366	718,819
Loss on settlement of litigation	25,000	-
Net loss on settlement of debt and accrued compensation	7,662,388	-

Total other expense	8,064,754	718,819

Net loss	$(14,511,750)	$(2,983,958)

Net loss per common share – basic and diluted	$(0.24)	$(0.09)

Weighted average common shares outstanding – basic and diluted	59,932,079	31,518,817

See accompanying notes to these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended March 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Deficit

Balances – March 31, 2012	7,909,455	$791	$2,699,120	$(13,201,160)	$(10,501,249)
Shares issued for services	632,505	63	2,356	-	2,419
Shares issued for equipment	5,229	1	19	-	20
Net loss	-	-	-	(2,983,958)	(2,983,958)

Balances – March 31, 2013	8,547,190	855	2,701,495	(16,185,118)	(13,482,768)
Shares issued for services	11,055,338	1,106	4,863,243	-	4,864,349
Notes payable discount	-	-	44,155	-	44,155
Shares issued for accounts payable settlement	1,330,430	133	838,038	-	838,171
Shares issued for notes payable and convertible notes payable conversion	55,870,710	5,587	17,231,756	-	17,237,343
Warrants issued for services	-	-	148,568	-	148,568
Warrants issued to settle accrued compensation	-	-	1,002,875	-	1,002,875
Adjustment for reverse merger	25,861,460	2,586	(2,586)	-	-
Net loss	-	-	-	(14,511,750)	(14,511,750)

Balances – March 31, 2014	102,665,126	$10,267	$26,827,544	$(30,696,868)	$(3,859,057)

See accompanying notes to these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

(formerly known as Big Clix Corp.)

Consolidated Statements of Cash Flows

For the years ended March 31, 2014 and 2013

	2014	2013

Cash Flows From Operating Activities
Net loss	$(14,511,750)	$(2,983,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	12,951
Stock-based compensation	5,012,917	2,419
Depreciation and amortization	69,224	73,913
Impairment of intangible asset	350,000	-
Loss on disposal of property and equipment	-	17,875
Amortization of debt discount	25,758	-
Loss on settlement of litigation	25,000
Net loss on settlement of debt and accrued compensation	7,662,388	-
Changes in operating assets and liabilities:
Accounts receivable	(1,050)	(1,771)
Prepaid expenses and other current assets	(486)	3,750
Deferred revenues	969,000	-
Accounts payable and accrued liabilities	386,903	500,747
Accounts payable and accrued liabilities – related parties	149,664	445,499
Accrued compensation	(800,814)	255,003
Net Cash Used in Operating Activities	(663,246)	(1,673,572)

Cash Flows From Investing Activities
Payments for the purchases of property and equipment	-	(3,010)
Proceeds from sale of property and equipment	-	5,000
Net Cash Provided by Investing Activities	-	1,990

Cash Flows From Financing Activities
Proceeds from notes payable	65,000	-
Proceeds from notes payable – related party	694,575	-
Proceeds from convertible notes payable – related party	-	1,640,532
Net Cash Provided by Financing Activities	759,575	1,640,532

Net Increase (Decrease) in Cash and Cash Equivalents	96,329	(31,050)
Cash and Cash Equivalents – Beginning of Year	117	31,167

Cash and Cash Equivalents – End of Year	$96,446	$117

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Shares issued for equipment	$-	$20
Shares issued for accounts payable settlement and notes and convertible notes payable conversion	$18,075,514	$-
Warrants issued to settle accrued compensation	$1,002,875	$-
Notes payable discount	$44,155	$-

See accompanying notes to these consolidated financial statements.

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

The unaudited pro forma results of operations for the years ended March 31, 2014 and 2013, as though this acquisition had taken place at the beginning of each period, are as follows. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Year Ended March 31,
	2014	2013
Revenues	$142,050	$53,700
Net loss	(14,499,863)	(2,999,709)
Loss per common share – basic and diluted	(0.14)	(0.03)
Weighted average common shares outstanding – basic and diluted	100,181,462	91,482,241

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a net working capital deficit at its most recent fiscal year end, has suffered recurring losses from operations, and has an accumulated deficit of approximately $31 million through March 31, 2014.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to survive.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of March 31, 2014 and 2013, the allowance for doubtful accounts was $0. For the years ended March 31, 2014 and 2013, the Company recorded bad debt expenses of $0 and $12,951, respectively.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At March 31, 2014 and 2013, no revision to the remaining amortization period of the intangible assets was made.

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

Research and Development

Research and development costs are expensed as incurred. For the years ended March 31, 2014 and 2013, the Company recorded research and development expense of $198,649 and $468,042, respectively.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the year ended March 31, 2013, potentially issuable shares, including notes payable convertible to 18,514,652 shares of the Company’s common stock, have been excluded from the calculation.  For the year ended March 31, 2014, potentially issuable shares includes warrants to purchase 4,013,336 shares of the Company’s common stock.

Share-Based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last applicable market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purpose.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2014	March 31, 2013
Machinery and equipment	7	$8,387	$8,387
Computer equipment	5	5,840	5,840
Computer software	5	12,820	12,820
Office furniture and equipment	5	850	850

Subtotal		27,897	27,897
Less: accumulated depreciation		(22,462)	(18,238)

Total property and equipment, net		$5,435	$9,659

Depreciation expense for the years ended March 31, 2014 and 2013 was $4,224 and $8,913, respectively.

During the year ended March 31, 2013, the Company received $5,000 proceeds from sale of its equipment and recorded loss on disposal of property and equipment of $17,875.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2014	March 31, 2013
Hydrogen On Demand Intellectual Property	$650,000	$650,000
ACT Intellectual Property	-	350,000
Other	1,000	1,000

Subtotal	651,000	1,001,000
Less: accumulated amortization	(227,500)	(162,500)

Total intangible assets, net	$423,500	$838,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the years ended March 31, 2014 and 2013, amortization expense recorded by the Company on the intangible assets was $65,000.

On July 5, 2011, the Company entered into a memorandum of understanding (“MOU”) with Advanced Combustion Technology, Inc. (“ACT”) where the Company paid $350,000 in exchange for a license agreement related to certain proprietary technology and services. The Company has assessed the value of this license in light of the fact that the Company believes ACT did not deliver the units or equipment or perform the services as set forth in the MOU. Therefore, the Company believes that the intangible as previously recorded at $350,000 is impaired.

5. DEFERRED REVENUE

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia shall have the exclusive rights to market the Company’s products in Mexico for five years. In consideration of the exclusive distribution rights, Energia paid $500,000 as a license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive rights to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement.   On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid in advance $217,000 for these services.  During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

License fee is recognized ratably over the term of the agreement. For the year ended March 31, 2014, $88,000 in revenue related to the license fees was recorded.

6. ACCRUED COMPENSATION

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.

In July 2013, the Company issued warrants to purchase 3,313,336 shares of the Company’s common stock to settle $1,767,649 accrued compensation to current and former employees. See Note 11.

The accrued compensation as of March 31, 2014 and 2013 was $281,752 and $2,850,215, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

7.  NOTES PAYABLE

At March 31, 2014 and 2013, notes payable consisted of the following:

	March 31, 2014	March 31, 2013

Notes payable to acquire certain intangible asset, with a maturity date at the board of directors’ discretion and accrues no interest, unsecured	$-	$320,000
Notes payable to shareholders, unsecured, payable at a maturity date at the board of directors’ discretion, and accrues interest at 7.5% annually (“7.5% Angel Notes”)	-	1,793,085
Notes payable to shareholders, unsecured, payable at a maturity date at the board of directors’ discretion, and accrues interest at 15% annually (“15% Angel Notes”)	-	1,348,133
Notes payables to shareholders, unsecured, payable on August 31, 2014, and accrues interest at 8% annually, net of unamortized debt discount of $18,397	46,603	-

Total notes payable	$46,603	$3,461,218

On September 25, 2013, the Company issued 17,819,004 shares to settle the entire 7.5% Angel Notes, 15% Angel Notes and the $320,000 notes payable issued to acquire intangible asset.  The 17,819,004 shares were valued at their fair value of $11,225,973 and the Company recorded a $7,764,755 loss on settlement of debt.

On September 4, 2013, the Company issued $65,000 promissory notes with warrants to purchase 260,000 shares of the Company’s common stock to third parties. The principal and interest amount are due on August 31, 2014. The notes accrue interest at 8% and are unsecured. In connection with the issuance of the notes, the Company issued. The Company recorded initial debt discount of $44,155 related to the warrants based on the related fair value of these warrants.

8.  NOTE PAYABLE – RELATED PARTY

On September 24, 2010, the Company issued a $2,867,500 promissory note to a related party. The principal amount due under this promissory note has been loaned to the Company in a series of advances during fiscal years ended March 31, 2010 and 2009. The note accrues interest at 6% from the funding date. The note matures on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the Board of Directors of the Company. The Company agrees not to make any payment with respect to this note until the entire outstanding principal and accrued interest due under the 7.5% Angel Notes and 15% Angel Notes have been paid in full.

On September 25, 2013, $2,867,500 note payable to related party was converted into 14,993,464 shares of the Company’s common stock. Accrued and unpaid interest of $811,267 continues to remain on the books, payable at the discretion of the Company’s board of directors.

On September 4, 2013, the Company issued $65,000 promissory notes to its related parties. The principal and interest amount are due on August 31, 2014. The notes accrue interest at 8% and are unsecured.

9.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On February 28, 2013, the Company issued convertible notes to a principal owner of the Company and other associated or related parties for principal amount up to $3,000,000. The principal amount due under these convertible notes has been advanced to the Company since September 14, 2009. The notes accrue interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher. For the years ended March 31, 2014 and 2013, the effective interest rate was 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable was 15%.  The applicable interest rate is to apply for the entire loan period at the discretion of the lender. The notes are due on demand, secured by all assets of the Company and convertible to the Company’s common shares before December 31, 2014 at the conversion rate of from $0.05 to $0.03.

The Company has evaluated the conversion feature of the notes under ASC470 and concluded that they do not contain financial derivatives.  The conversion rate on the notes at the date of issuance exceeded the fair value of the common stock; therefore, no beneficial conversion feature was recorded.

During the years ended March 31, 2014 and 2013, the Company received proceeds of $629,575 and $1,640,532, respectively, from related party convertible notes. On September 25, 2013, $3,143,870 outstanding convertible notes payable and accrued interests due to related parties were converted into 23,058,241 shares of the Company’s common stock.  As of March 31, 2014 and 2013, outstanding balances of the convertible notes were $0 and $2,674,492, respectively.

During the fiscal year ended March 31, 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2014. The notes were not secured.

10.  INCOME TAXES

The Company had federal NOL carry forwards of approximately $13 million as of March 31, 2014. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of March 31, 2014 and 2013, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended March 31, 2014 and 2013, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

11.  EQUITY TRANSACTIONS

Common Stock

During the year ended March 31, 2013, the Company issued 5,229 shares to purchase certain equipment, recorded at their par value of $20, and issued 632,505 shares for services, recorded at their fair value of $2,419.

On June 21, 2013, the Company issued 11,055,338 shares for services and recorded compensation for fair value of $4,864,349.

On September 25, 2013, the Company issued 1,330,430 shares to settle $175,764 accrued liabilities. These shares were valued at their fair value of $838,171 and the Company recorded a loss on settlement of liabilities of $662,407.

On September 25, 2013, the Company also issued 17,819,004 shares to settle the entire 7.5% Angel Notes, 15% Angel Notes and the $320,000 notes payable issued to acquire intangible asset and issued 38,051,706 shares for the conversion of notes payable and convertible notes payable to related parties.  The 17,819,004 shares were valued at their fair value of $11,225,973 and the Company recorded a $7,764,755 loss on settlement of debt. The 38,051,706 shares were recorded at $6,011,370, which represents the balance of notes payable and convertible notes payable to related parties that were converted.

Warrants

A summary of activities in warrants and the related information is as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value

Outstanding balance, March 31, 2013	-	$-	-	-
Granted	4,013,336	0.55

Outstanding balance, March 31, 2014	4,013,336	0.55	2.19	139,920
(Fully vested and exercisable)

In July 2013, the Company issued warrants to purchase 440,000 shares of the Company’s common stock for consulting services. These warrants are valued using the Black-Scholes Model at $148,568, exercisable at $0.10 per share and expire on July 13, 2015.

In September 2013, the Company issued warrants to purchase 260,000 shares of the Company’s common stock in connection with the notes issued to third parties. These warrants are valued using the Black-Scholes Model at $137,684, exercisable at $0.10 per share and expire on July 13, 2015. The $44,155 related fair value of the warrants issued was recorded as debt discount.

In July 2013, the Company also issued warrants to purchase 3,313,336 shares of the Company’s common stock to settle $1,767,649 accrued compensation to current and former employees. These warrants are valued using the Black-Scholes Model at $1,002,875, exercisable at $0.60 per share and have a life of 3 years. The Company recorded a $764,774 gain on settlement of debt related to the issuance.

The fair value of the warrants was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.64%~0.89%; (2) expected life of 2~3 years; (3) expected volatility of 156.74%~164.56% and (4) zero expected dividends.

Equity Compensation Plans

On April 29, 2014, the Company adopted the 2014 Non-Qualified Performance Equity Award Plan (the “Plan”). The Plan provides for awards of non-qualified stock options, restricted stock and other equity based awards, with a maximum limit of 5,000,000 shares of common stock allocated to the Plan. Award shares that are not used will be available for re-grant. The maximum award is limited to 1,250,000 shares.  The Plan provides for a term of 20 years, but awards may not be granted after the 10th anniversary of the effective date of the Plan.  To the extent required, for example for stock options, the exercise price or other award price will be the fair market value of a share of stock on the date of grant.

12.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of March 31, 2014 and 2013, the Company owed $3,425 and $107,300, respectively, to its related parties for advances.

As of March 31, 2014 and 2013, outstanding balances of the notes payable and convertible notes payable to the related parties were $515,251 and $5,541,992, respectively. Accrued interest related to these notes was $939,422 and $975,937 at March 31, 2014 and 2013, respectively.

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

13.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its executive and research & development offices in Doraville, Georgia.  This lease was renewed on January 1, 2012 and was extended through December 31, 2013 at a monthly rental of $6,675.  The Company is currently renting its executive and research & development offices on a month to month basis.

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of March 31, 2014 and 2013 and the results of operations or cash flows for the years ended March 31, 2014 and 2013.

In June 2014, the Company reached a tentative agreement to settle a lawsuit filed by Cardinal Logistics Management Corporation (“Cardinal”) against the Company for $25,000. Cardinal alleged that the Company did not make payment for certain installation and delivery services involving Cardinal’s vehicles. The Company disputed the allegation in full and filed an answer with affirmative defenses. As a result of the tentative settlement, for the year ended March 31, 2014, the Company recorded a loss on settlement of litigation for $25,000.

14. CONCENTRATION

97% and 100% of the Company’s revenues were related to one customer for each of the years ended March 31, 2014 and 2013, respectively.  The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

15. SUBSEQUENT EVENTS

Amendment to the Regional Distribution Agreement and Service Provider Agreement

On April 9, 2014, the Company and Energia amended the Regional Distribution Agreement and Service Provider Agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  See Note 5.

Securities Purchase Agreement with 31 Group, LLC

On April 25, 2014, the Company entered into a Securities Purchase Agreement with 31 Group, LLC (“Purchase Agreement”), which provided for the sale of convertible notes, in the aggregate original principal amount of $1,964,000, and a warrant. The agreement also provided for registration rights for the shares of our common stock underlying the convertible notes and warrant.  The Company sold the first convertible note on April 28, 2014, and in conjunction with that issuance issued the warrant. The Company received gross proceeds on April 28, 2014 of $600,000 and paid certain expenses of the purchaser in the amount of $35,000 therefrom.

The first convertible note issued on April 28, 2014 has a principal amount of $924,000 (“Initial Convertible Note”) and an additional convertible note that may be issued in the principal amount of $1,040,000 ( the “Additional Convertible Note” and together with the Initial Convertible Note referred to as the Convertible Notes). The purchase price of the Initial Convertible Note was $600,000 and the purchase price of the Additional Convertible Note will be $1,000,000, if issued. The Initial Convertible Note matures on April 28, 2016, and the Additional Convertible Note will mature two years after issuance. In addition to the original issue discount of approximately 35% applicable to the Initial Convertible Note and 4% applicable to the Additional Convertible Note, interest accrues at the rate of 8% per annum on the principal balance outstanding from time to time, which is payable upon maturity.  The principal amount of the Initial Convertible Note was reduced by $100,000 because a registration statement was filed prior to May 14, 2014, and up to an additional $200,000 if the Company satisfies certain 90 and 120 day deadlines to have effective the registration statement filed.

The Purchase Agreement for the Convertible Notes provides that, upon the conditions set forth therein, which conditions are not in the control of the purchaser, the Company may require 31 Group, LLC to purchase from the Company on or prior to the 10th trading day after the effective date of the registration statement the Additional Convertible Note.

The Convertible Notes are convertible at any time, in whole or in part, at the option of 31 Group, LLC into shares of common stock, at a conversion price equal to the lesser of: (i) the variable conversion price which is a formula set forth in the Convertible Notes, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

The Company has the option to redeem the conversion amount then remaining under the Convertible Notes, in whole or in part, in cash at a price equal to 135% of the Conversion Amount of the Note then outstanding.

On April 28, 2014, in connection with the Purchase Agreement, the Company issued a warrant to purchase 2,647,059 shares of the Company’s common stock, with an initial exercise price of $0.17 per share and a two-year term. The terms of the warrant only permit the warrant to be exercised proportionately to the principal amount of the Convertible Notes. The Warrant provides for adjustment of the exercise price and share amount in the event of certain dilutive issuances by the Company. If at the time of exercise of the warrant, a registration statement for the resale of the warrant shares is not effective, then 31 Group LLC has a cashless exercise right.

Stock Options

On April 29, 2014, the Company granted options to two of its directors pursuant to its 2014 Non-Qualified Performance Equity Award Plan. See Note 10. Messrs. Meyer and Robinson were each awarded options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.12. The options vest on each of the first and second anniversaries of their appointments as directors, so long as they are in service to the board, and the option expires on the fifth anniversary of their appointments and may be exercised only when they are serving as directors or employees of the Company or subsidiary. These options were valued at $222,600 calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 1.74%; (2) expected life of 5 years; (3) expected volatility of 160.14% and (4) zero expected dividends.