Form 10-Q
period 2014-06-30
HydroPhi Technologies Group, Inc.
filed 2014-08-13
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

As of August 12, 2014 the registrant’s outstanding stock consisted of 103,050,409 common shares at $0.0001 par value.

HYDROPHI TECHNOLOGIES GROUP, INC.

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Balance Sheets

As of June 30, 2014 and March 31, 2014

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$111,732	$96,446
Accounts receivable	1,345	1,050
Inventory	42,000	-
Prepaid expenses and other current assets	21,516	7,055
Total Current Assets	176,593	104,551

Property and equipment, net	4,452	5,435
Intangible assets, net	407,250	423,500
Other assets	12,916	-

Total Assets	$601,211	$533,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,599,434	$1,576,290
Accounts payable and accrued liabilities – related parties	965,006	942,847
Accrued compensation	261,752	281,752
Advance from customer	60,800	60,800
Deferred revenues	899,833	969,000
Notes payable	57,642	46,603
Note payable – related party	515,251	515,251
Total Current Liabilities	4,359,718	4,392,543

Long Term Liabilities
Convertible note payable, net of debt discount of $389,805	234,195	-
Derivative liabilities	327,906	-
Total Long Term Liabilities	562,101	-
Total Liabilities	4,921,819	4,392,543

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 102,665,126 shares issued and outstanding	10,267	10,267
Additional paid-in capital	26,784,017	26,827,544
Accumulated deficit	(31,114,892)	(30,696,868)
Total Stockholders’ Deficit	(4,320,608)	(3,859,057)

Total Liabilities and Stockholders’ Deficit	$601,211	$533,486

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Operations

For the three months ended June 30, 2014 and 2013

(Unaudited)

	For the three months ended June 30,
	2014	2013
Revenues	$70,512	$-

Operating expenses:
General and administrative	504,914	369,601
Research and development	31,045	83,425
Depreciation and amortization	17,233	17,525
Total operating expenses	553,192	470,551

Operating loss	(482,680)	(470,551)

Other income (expenses):
Interest expense	(76,778)	(200,921)
Change in fair value of derivative liabilities	141,434	-
Total other income (expenses)	64,656	(200,921)

Net loss	$(418,024)	$(671,472)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding – basic and diluted	102,665,126	32,000,000

See accompanying notes to unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Cash Flows

For the three months ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities
Net loss	$(418,024)	$(671,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,605	17,525
Amortization of debt discount	54,047	-
Stock based compensation	17,000	-
Change in fair value of derivative liabilities	(141,434)	-
Changes in operating assets and liabilities:
Accounts receivable	(295)	-
Inventory	(42,000)	-
Prepaid expenses and other current assets	251	-
Deferred revenues	(69,167)	-
Accounts payable and accrued liabilities	23,144	(13,106)
Accounts payable and accrued liabilities – related parties	22,159	119,598
Accrued compensation	(20,000)	70,749
Net Cash Used in Operating Activities	(554,714)	(476,706)

Cash Flows From Financing Activities
Proceeds from convertible note payable, net of offering costs	570,000	-
Proceeds from convertible notes payable – related parties	-	537,576
Net Cash Provided by Financing Activities	570,000	537,576

Net Increase in Cash and Cash Equivalents	15,286	60,870
Cash and Cash Equivalents – Beginning of Period	96,446	117
Cash and Cash Equivalents – End of Period	$111,732	$60,987

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Fair value of tainted warrants reclassified from equity to liability	$60,527	$-
Fair value of conversion feature of convertible note classified as derivative	$325,051	$-
Fair value of warrants issued with convertible note classified as derivative	$83,762	$-

See accompanying notes to unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Notes to Financial Statements

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

Pro forma results of operations for the three months ended June 30, 2014 and 2013, as though this acquisition had taken place at the beginning of each period, are as follows. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Three Months Ended June 30,
	2014	2013
Revenues	$70,512	$-
Net loss	(418,024)	(671,472)
Loss per common share – basic and diluted	(0.00)	(0.02)
Weighted average common shares outstanding – basic and diluted

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has recently commenced its planned operations, had a net working capital deficiency at June 30, 2014, and had an accumulated deficit of approximately $31.1 million as of June 30, 2014.  The Company also had negative cash flows from operations for the three months ended June 30, 2014. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2014 have been omitted.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of June 30, 2014 and March 31, 2014, the allowance for doubtful accounts was $0. For the three months ended June 30, 2014 and 2013, the Company recorded $0 and $0 of bad debt expense, respectively.

Inventory

The Company utilizes a perpetual inventory system and inventory is accounted for using the first-in-first-out (FIFO) method.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At June 30, 2014 and March 31, 2014, no revision to the remaining amortization period of the intangible assets was made.

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

Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2014 and March 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At June 30, 2014	-	-	$327,906	$327,906
At March 31, 2014	-	-	-	-

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the three months periods ended June 30, 2014 and 2013, the Company recorded research and development expense of $31,045 and $83,425, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the three months ended June 30, 2014, potentially issuable shares, for notes payable convertible into 10,867,925 shares of the Company’s common stock and warrants to purchase 6,660,395shares of the Company’s common stock have been excluded from the calculation.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purposes.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(23,445)	(22,462)

Total property and equipment, net	$4,452	$5,435

Depreciation expense for the three month periods ended June 30, 2014 and 2013 was $983 and $1,275, respectively.

During the three months ended June 30, 2014, the Company received no proceeds from disposal of its equipment and recorded loss on disposal of property and equipment of $0.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Hydrogen On Demand Intellectual Property	$650,000	$650,000
Other	1,000	1,000

Subtotal	651,000	651,000
Less: accumulated amortization	(243,750)	(227,500)

Total intangible assets, net	$407,250	$423,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the three months ended June 30, 2014 and 2013, amortization expense recorded by the Company on the intangible assets was $16,250.

5.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia shall have the exclusive rights to market the Company’s products in Mexico for five years. In consideration of the exclusive distribution rights, Energia paid $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive rights to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement. On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid the Company $217,000 for these services.  During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

License fee and consulting/advisory service fees are recognized ratably over the term of each agreement. During the three months ended June 30, 2014, $69,167 in revenue related to the license and consulting/advisory fees was recorded.

6.  NOTES PAYABLE

At June 30, 2014 and March 31, 2014, notes payable consisted of the following:

	June 30, 2014	March 31, 2014
Notes payable to shareholders, unsecured, payable at August 31, 2014, and accrues interest at 8% annually, net of debt discount of $7,358.	$57,642	$46,603
Total notes payable	$57,642	$46,603

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

On September 4, 2013, the Company issued a $65,000 promissory note to a related party.  The principal and interest amount are due on August 31, 2014.  The note accrues interest at 8% and is unsecured. As of June 30, 2014, accrued interest related to this note was $4,323.

During the fiscal year ended March 31, 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2014. The notes were not secured. As of June 30, 2014, these notes were still outstanding.

8.  CONVERTIBLE NOTE PAYABLE

Pursuant to a Securities Purchase Agreement, dated April 25, 2014 by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold 31 Group, LLC convertible notes with a principal amount of $1,320,000, for a total purchase price of $1,300,000.  The first note in principal amount of $624,000 was issued on April 28, 2014.  The second note in principal amount of $104,000 was issued on July 29, 2014 and the third note in principal amount of $624,000 was issued on August 5, 2014.  The notes mature 24 months after issuance and accrue interest at an annual rate of 8.0%.  The convertible notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of Common Stock of the Remaining Amount.

The Company analyzed the convertible note issued on April 28, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with a grant date fair value of $325,051 qualified for accounting treatment as a financial derivative (See Note 9). The discount will be amortized by the Company through interest expense over the life of the note. The warrants, with a grant date fair value of $83,762, issued with the convertible notes were also determined to be financials derivatives (See Note 9). Together with the original issuance discount of $24,000, the Company recognized a discount of $432,813 on this note as result of the embedded conversion feature and warrants issued being financial derivatives.

A summary of value changes to the convertible note issued on April 28, 2014 for the three months ended June 30, 2014 is as follows:

Principal amount	$624,000
Less: original issuance discount	(24,000)
Less: discount related to fair value of the derivative warrants	(83,762)
Less: discount related to fair value of the embedded conversion feature	(325,051)
Add: amortization of discount	43,008
Carrying value at June 30, 2014	$234,195

During the three months ended June 30, 2014, the Company recorded $43,008 amortization of the debt discount.

9.  DERIVATIVE LIABILITIES

The Company has determined that the variable conversion price for its convertible notes with 31 Group, LLC causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

Because the Company may not have enough authorized common shares to settle its obligation for its convertible notes and equity instruments, such as warrants, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants should be treated as financial derivatives. The Company reclassified the fair value of the tainted warrants from equity to liability on the same date it obtained the first convertible note from the 31 Group, LLC.

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at their initial valuation date and June 30, 2014:

	Initial Valuation Date	June 30, 2014
Market value of common stock on measurement date (1)	$0.17	$0.09
Adjusted conversion price (2)	$0.108	$0.057
Risk free interest rate (3)	0.44%	0.47%
Life of the note in years	2 years	1.83 years
Expected volatility (4)	72%	103%
Expected dividend yield (5)	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation date and June 30, 2014.

(2)

The adjusted conversion price is calculated based on conversion terms described in the note agreement.

(3)

The risk-free interest rate was determined by management using the 2 year Treasury Bill as of the respective Offering or measurement date.

(4)

The volatility factor was estimated by management using the historical volatilities of the Company’s stock.

(5)

Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

10.  INCOME TAXES

The Company had federal NOL carry forwards of approximately $13.5 million as of June 30, 2014. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2014, the Company established a valuation allowance equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

No amount has been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Options

The following is a summary of option activities for the three months ended June 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	-	$-	-	$-
Issued	2,000,000	0.12	5.00	-
Exercised	-	-	-	-
Outstanding, June 30, 2014	2,000,000	$0.12	5.00	$-
Exercisable, June 30, 2014	-	$-	-	$-

During the three months ended June 30, 2014, the Company granted employees and board members 2,000,000 options to purchase the Company’s common stock with exercise price of $0.12 and a term of 5 years and with vesting over a 2-year period. The options have a fair value of $204,412 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.74% (2) expected life of 5 years, (3) expected volatility of 129.78%, and (4) zero expected dividends.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2014 was $187,412. During the three months ended June 30, 2014, the Company recorded option expense of $17,000.

Warrants

Following is a summary of warrant activities for the three months ended June 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	4,013,336	$0.55	2.19	139,920
Granted	2,647,059	0.17	2.00	-
Exercised	-	-	-	-
Outstanding, June 30, 2014	6,660,395	$0.40	1.90	$-
Exercisable, June 30, 2014	6,660,395	$0.40	1.90	$-

During the three months ended June 30, 2014, the Company granted warrants to purchase 2,647,059 shares of the Company’s common stock to 31 Group, LLC in connection with the purchase of the convertible notes. These warrants have an exercise price of $0.17 per share and a term of 2 years.

Fair values of the warrants in the amount of $83,762 were calculated using a modified binomial valuation model and recorded by the Company in derivative liabilities.

For the three months ended June 30, 2014, the Company reclassified $60,527 from equity to liability for the fair value of tainted derivative warrants (See Note 9).

12.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of June 30, 2014 and March 31, 2014, the Company owed $15,307 and 3,425 respectively to its related parties for such advances.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of June 30, 2014 and March 31, 2014 was $261,752 and $281,752, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of June 30, 2014 and March 31, 2014, the outstanding balance of the notes payable and convertible notes payable to the related parties was $515,251.  Accrued interest related to these notes was $949,699 and $939,422 at June 30, 2014 and March 31, 2014, respectively.

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

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of June 30, 2014 and March 31, 2014 and the results of operations or cash flows for the three months ended June 30, 2014 and the year ended March 31, 2014.

14.  CONCENTRATION

A substantial portion of the Company’s revenues was related to one customer (98%) for the three months ended June 30, 2014, totaling $69,167.   The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

15.  SUBSEQUENT EVENTS

On July 29, 2014, the Company and 31 Group, LLC (the “Investor”) revised their agreement to reduce the second note to be purchased in an aggregate principal amount of $728,000 (the “Additional Convertible Notes”) for a fixed aggregate purchase price of $700,000.  The Company issued an Additional Convertible Note in the principal amount of $104,000 on July 29, 2014, for a purchase price of $100,000, and issued an Additional Convertible Note in the principal amount of $624,000 for a purchase price of $600,000 on August 5, 2014.

The Additional Convertible Notes mature 24 months from the date of issuance, and accrue interest at an annual rate of 8.0%, in addition to the original issuance discount.  The Additional Convertible Notes are convertible, in whole or in part, at the Investor’s option, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 35%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

On July 30, 2014, the Investor submitted a Notice of Conversion to the Company to convert $24,000 in convertible note principal into the 385,283 shares of the Company’s common stock.

ITEM 2

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: product development and testing, our ability to promote, market and sell our products, our ability to manufacture and supply customers with our products, competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

As used herein the terms “we,” “us,” “our,” the “Registrant,” and the “Company” means, Hydrophi Technologies Group, Inc., a Florida corporation, formerly known as “Big Clix Corp.”

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

Our operating subsidiary, Hydro Phi, was founded in 2008 to develop new clean energy technologies.  Through its Hydro Phi subsidiary, the Company makes and sells a system using water-based clean energy technologies that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions for the internal combustion engine.  The primary market for the Hydro Phi products initially will be the transportation industry, with a primary focus on the trucking/logistics and buses and a secondary focus on heavy equipment, marine and agriculture segments, where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses. Transportation logistics are those companies providing long and short haul trucking of goods, usually employing diesel engine trucks, and often additional services such as warehousing, freight forwarding, and multimodal transporting. We believe that our proprietary HydroPlant ™ technology will have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines for the generation of electricity.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $111,732 and a working capital deficit of $4,183,125.  As of June 30, 2014, our accumulated deficit was $31,114,892.  For the three months ended June 30, 2014, our net loss was $418,024, compared to net loss of $671,472 during the same period in 2013.  The decrease in net loss was mainly due to the reduction of interest expense and spending on research and development activities.  These reductions were partially offset by an increase in spending on professional fees, consulting fees, and insurance products.

Cash used in operating activities was $554,714 for the three months ended June 30, 2014 compared to $476,706 cash used in operating activities for the same period in 2013.  We did not use any cash in investing activities for the three months ended June 30, 2014 and 2013.  We received net cash of $570,000 from financing activities for the three months ended June 30, 2014, compared to receiving net cash of $537,576 from financing activities for the same period in 2013. Cash received from financing activities for the period ended June 30, 2014 is from a third party investment in a convertible note.

Pursuant to a Securities Purchase Agreement, dated April 25, 2014 by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold 31 Group, LLC convertible notes with a principal amount of $1,320,000, for a total purchase price of $1,300,000.  The notes mature 24 months after issuance and accrue interest at an annual rate of 8.0%.  The convertible notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of Common Stock of the Remaining Amount.

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

Results of Operations for the three months ended June 30, 2014compared to the three months ended June 30, 2013.

Revenues

Revenues were $70,512 for the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013. We started to generate revenue from our current products.

General and Administrative Expenses

General and administrative expenses increased by $135,313 to $504,914 for the three months ended June 30, 2014 compared to $369,601 for the three months ended June 30, 2013.  The increase was mainly due to increased spending on professional fees, consulting fees, and insurance products.

Research and Development Expense

Research and Development Expense decreased by $52,380 to $31,045 for the three months ended June 30, 2014 compared to $83,425 for the three months ended June 30, 2013. The decrease was mainly due to completion and finalization of initiatives underway during the previous twelve months.

Other income (expense)

Other income (expenses) changed by $265,577 to income of $64,656 for the three months ended June 30, 2014 compared to expenses of $200,921 for the three months ended June 30, 2013.  The change was primarily due to the reduction in interest expense associated with notes payable and the change in fair value of derivatives.

Net Loss

Net loss decreased by $253,448 to $418,024 for the three months ended June 30, 2014 compared to $671,472 for the three months ended June 30, 2013. The decrease was mainly due to the reduction of interest expense and spending on research and development activities.  These reductions were partially offset by an increase in spending on professional fees, consulting fees, and insurance products.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and functioning Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and functioning Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of August 14, 2014, there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 23, 2014.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and User of Proceeds Securities

After the fiscal quarter covered by this report, on July 30, 2014, we sold to an accredited investor an aggregate of 385,283 shares of common stock, on conversion of $24,000 of our outstanding notes.  The shares were issued under section 4(2) of the Securities Act of 1933, as amended, and are registered for resale by the investor.  See Item 2, Liquidity and Capital Resources for the terms of conversions.

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

HYDROPHI TECHNOLOGIES GROUP, INC.
(REGISTRANT)

Date: August 13, 2014	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director (Principal Financial Officer)