Form 10-Q
period 2014-09-30
HydroPhi Technologies Group, Inc.
filed 2014-11-04
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2014

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

As of November 4, 2014 the registrant’s outstanding stock consisted of 115,767,605 common shares at $0.0001 par value.

HYDROPHI TECHNOLOGIES GROUP, INC.

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Balance Sheets

As of September 30, 2014 and March 31, 2014

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$300,015	$96,446
Accounts receivable	-	1,050
Inventory	42,000	-
Prepaid expenses and other current assets	28,311	7,055
Total Current Assets	370,326	104,551

Property and equipment, net	3,468	5,435
Intangible assets, net	391,000	423,500
Other assets	9,204	-

Total Assets	$773,998	$533,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,449,687	$1,576,290
Accounts payable and accrued liabilities – related parties	908,294	942,847
Accrued compensation	241,752	281,752
Advance from customer	60,800	60,800
Deferred revenues	830,667	969,000
Notes payable	65,000	46,603
Note payable – related party	590,967	515,251
Short-term portion of long-term note payable	42,000	-
Total Current Liabilities	4,189,167	4,392,543

Long-Term Liabilities
Convertible note payable, net of debt discount of $701,041	522,959	-
Derivative liabilities	528,244	-
Long-term note payable	31,500	-
Total Long-Term Liabilities	1,082,703	-
Total Liabilities	5,271,870	4,392,543

Stockholders’ Deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 107,719,082 and 102,665,126 shares issued and outstanding, respectively	10,772	10,267
Additional paid-in capital	26,996,802	26,827,544
Accumulated deficit	(31,505,446)	(30,696,868)
Total Stockholders’ Deficit	(4,497,872)	(3,859,057)

Total Liabilities and Stockholders’ Deficit	$773,998	$533,486

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Operations

For the three and six months ended September 30, 2014 and 2013

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2014	2013	2014	2013
Revenues	$69,166	$-	$139,678	$-

Operating expenses:
General and administrative	486,979	5,437,388	991,893	5,806,989
Research and development	46,367	45,835	77,412	129,260
Depreciation and amortization	17,234	17,233	34,467	34,758
Total operating expenses	550,580	5,500,456	1,103,772	5,971,007

Operating loss	(481,414)	(5,500,456)	(964,094)	(5,971,007)

Other income (expenses):
Interest expense	(195,902)	(202,366)	(272,680)	(403,287)
Change in fair value of derivative liabilities	170,089	-	311,523	-
Gain (loss) on settlement of debt	116,673	(7,662,388)	116,673	(7,662,388)
Total other income (expenses)	90,860	(7,864,754)	155,516	(8,065,675)

Net loss	$(390,554)	$(13,365,210)	$(808,578)	$(14,036,682)

Net loss per common share – basic and diluted	$(0.00)	$(0.68)	$(0.01)	$(0.81)
Weighted average common shares outstanding – basic and diluted	104,350,065	19,602,528	103,512,199	17,432,546

See accompanying notes to consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Cash Flows

For the six months ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities
Net loss	$(808,578)	$(14,036,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,586	5,012,917
Depreciation and amortization	34,467	34,758
Amortization of debt discount	214,052	3,680
Change in fair value of derivative liabilities	(311,523)	-
Loss (gain) on settlement of debt	(116,673)	7,662,388
Changes in operating assets and liabilities:
Accounts receivable	1,050	-
Inventory	(42,000)	-
Prepaid expenses and other current assets	(6,544)	-
Deferred revenues	(138,333)	-
Accounts payable and accrued liabilities	93,402	403,747
Accounts payable and accrued liabilities – related parties	41,163	142,265
Accrued compensation	(40,000)	27,000
Net Cash Used in Operating Activities	(1,036,931)	(749,927)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	65,000
Proceeds from notes payable – related parties	-	65,000
Proceeds from convertible notes payable	1,270,000	-
Proceeds from convertible notes payable – related parties	-	629,575
Payments on notes payable	(29,500)	-
Net Cash Provided by Financing Activities	1,240,500	759,575

Net Increase in Cash and Cash Equivalents	203,569	9,648
Cash and Cash Equivalents – Beginning of Period	96,446	117
Cash and Cash Equivalents – End of Period	$300,015	$9,765

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Debt converted to common stock	$187,704	$9,648,352
Note issued to settle accounts payable	$219,673	$-
Note issued to settle accrued interest – related party	$75,716	$-
Warrants issued to settle accrued compensation	$-	$1,002,875
Debt discount on convertible debt	$838,612	$44,155
Fair value of tainted warrants reclassified from equity to liability	$60,527	$-

See accompanying notes to unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.  ORGANIZATION AND BUSINESS

Hydrophi Technologies Group, Inc., (the “Company” or “Hydrophi”) was incorporated under the laws of State of Florida on June 18, 2010.

Reverse Acquisition

On September 25, 2013, the Company consummated an amended Agreement and Plan of Merger (the “Merger Agreement”) between Hydro Phi Technologies, Inc., a Delaware corporation (“Hydro Phi Del”), and HPT Acquisition Corp., a Delaware corporation (“HPT”), which was a wholly-owned subsidiary of the Company and established solely to implement the merger.  Pursuant to the Merger Agreement, HPT merged with and into Hydro Phi Del, with Hydro Phi Del being the surviving company, in an exchange of all the equity securities of the Hydro Phi Del for common stock of the Company.  As a result of the transaction, the former shareholders of Hydro Phi Del became the controlling shareholders of the Company. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Hydro Phi Del is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization. As a result of the merger, Hydro Phi Del became a wholly-owned subsidiary of the Company.

Pro forma results of operations for the six months ended September 30, 2013, as though this acquisition had taken place at the beginning of the period, are as follows. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

Six Months Ended September 30, 2013
Revenues	$-
Net loss	(14,074,795)
Loss per common share – basic and diluted	(0.81)
Weighted average common shares outstanding – basic and diluted	17,432,546

Hydro Phi Del was incorporated on April 21, 2008 under the laws of the State of Wyoming. In August 2010, with the relocation of its Research and Development Office from Maine to Georgia, Hydro Phi Del reincorporated under the laws of the State of Delaware and is currently a Delaware corporation.

Hydrophi is a fuel efficiency company that has created a water-based technology to improve the fuel efficiency of internal combustion engines. Hydrophi has been engaged in the research and development of its “green energy” solutions primarily for the transportation industry since its inception.  In 2010, Hydrophi concluded phase one of its research and development and started to generate revenues. Hydrophi’s priority market segments are: logistics, trucking, heavy equipment, marine and agriculture, where rising fuel costs and upcoming emission regulations necessitate the development of new, ground-breaking technologies.  In the future, the continual improvement process at Hydrophi will focus on miniaturization, data collection, application-specific designs and further efficiency enhancements.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has recently commenced its planned operations, had a net working capital deficit at September 30, 2014, and had an accumulated deficit of approximately $31.5 million as of September 30, 2014.  The Company also had negative cash flows from operations for the six months ended September 30, 2014. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2014 have been omitted.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of September 30, 2014 and March 31, 2014, the allowance for doubtful accounts was $0. For the six months ended September 30, 2014 and 2013, the Company did not record any bad debt expense.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At September 30, 2014 and March 31, 2014, no revision to the remaining amortization period of the intangible assets was made.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2014 and March 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At September 30, 2014	$-	$-	$528,244	$528,244
At March 31, 2014	-	-	-	-

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the six months periods ended September 30, 2014 and 2013, the Company recorded research and development expense of $77,412 and $129,260, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the six months ended September 30, 2014, there were notes payable that are convertible into a potential of 94,153,846 shares of the Company’s common stock based on the then applicable conversion price and warrants/options to purchase 8,660,395 shares of the Company’s common stock, all of which have been excluded from the calculation.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purposes.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(24,429)	(22,462)

Total property and equipment, net	$3,468	$5,435

Depreciation expense for the six month periods ended September 30, 2014 and 2013 was $1,967 and $2,258, respectively.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Hydrogen On Demand Intellectual Property	$650,000	$650,000
Other	1,000	1,000

Subtotal	651,000	651,000
Less: accumulated amortization	(260,000)	(227,500)

Total intangible assets, net	$391,000	$423,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the six months ended September 30, 2014 and 2013, amortization expense recorded by the Company on the intangible assets was $32,500.

5.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia has the exclusive rights to market the Company’s products in Mexico for five years. For the exclusive distribution rights, Energia paid a $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive right to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement. On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid the Company $217,000 for these services.  License fee and consulting/advisory service fees are recognized ratably over the term of each agreement. During the six months ended September 30, 2014, $138,333 in revenue related to the license and consulting/advisory fees was recorded. As of September 30, 2014, $650,667 of cash received was deferred.

During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

6.  NOTES PAYABLE

At September 30, 2014 and March 31, 2014, notes payable consisted of the following:

	September 30, 2014	March 31, 2014
Notes payable to shareholders, unsecured, payable at August 31, 2015, and accrues interest at 8% annually.	$65,000	$46,603
Total notes payable	$65,000	$46,603

On September 4, 2013, the Company issued $65,000 promissory notes with warrants to purchase 260,000 shares of the Company’s common stock to third parties. During the six months ended September 30, 2014, the maturity date was extended for one year from August 31, 2014 to August 31, 2015. The notes accrue interest at 8% and are unsecured. The Company recorded initial debt discount of $44,155 related to the warrants based on the related fair value of these warrants.

7.  NOTE PAYABLE – RELATED PARTY

On September 24, 2010, the Company issued a $2,867,500 promissory note to a related party. The principal amount due under this promissory note was loaned to the Company in a series of advances during fiscal years ended March 31, 2010 and 2009. The note accrued interest at 6% from the funding date. The note matured on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the Board of Directors of the Company. The Company agreed not to make any payment with respect to this note until the entire outstanding principal and accrued interest due under the 7.5% Angel Notes and 15% Angel Notes was paid in full.  On September 25, 2013, the entire principal of $2,867,500 on note payable to related party was converted into 14,993,464 shares of the Company’s common stock.  Accrued and unpaid interest of $811,267 continues to remain on the books, payable at the discretion of the Company’s board of directors.

On September 4, 2013, the Company issued $65,000 promissory notes to related parties.  The principal and interest amount were originally due on August 31, 2014, however, noteholders agreed to extend the original maturity date by one year to August 31, 2015.  The notes accrue interest at 8% and are unsecured. As of September 30, 2014, accrued interest related to these notes was $5,633.

During the fiscal year ended March 31, 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2014. The notes were not secured. As of September 30, 2014, these notes were still outstanding and the note holders had agreed to extend the maturity date to August 31, 2015.

During the six months ended September 30, 2014, the Company issued a $75,716 note to a related party for unpaid accrued interest. The note bears interest at 8% and is due on August 31, 2015.

8.  CONVERTIBLE NOTE PAYABLE

Pursuant to a Securities Purchase Agreement, dated April 25, 2014 by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC.  The first note in principal amount of $624,000 was issued on April 28, 2014.  The second note in principal amount of $104,000 was issued on July 29, 2014 and the third note in principal amount of $624,000 was issued on August 5, 2014.  The notes mature 24 months after issuance and accrue interest at an annual rate of 8.0%.  The notes are convertible at any time after issuance, in whole or in part, at the investor’s option, into shares of common stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the Remaining Amount.

The Company analyzed the convertible notes issued on April 28, July 29, and August 4, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with grant date fair values of $754,850 qualified for accounting treatment as a financial derivative (See Note 10). The discount will be amortized by the Company through interest expense over the life of the note. The warrants, with a grant date fair value of $83,762, issued with the convertible notes were also determined to be a financial derivative (See Note 10). Together with the original issuance discount of $82,000, the Company recognized a discount of $920,612 as result of the embedded conversion feature and warrants issued being financial derivatives.

A summary of value changes to the convertible notes issued on April 28, July 29, and August 4, 2014 for the six months ended September 30, 2014 is as follows:

Principal amount	$1,352,000
Less: original issuance discount	(82,000)
Less: discount related to fair value of the derivative warrants	(83,762)
Less: discount related to fair value of the embedded conversion feature	(754,850)
Less: conversions of note to equity	(128,000)
Add: amortization of discount	219,571
Carrying value at September 30, 2014	$522,959

During the six months ended September 30, 2014, the Company recorded $189,571 amortization of the debt discount.

9.  LONG-TERM NOTE PAYABLE

On July 7, 2014, the Company issued a $103,000 note to a service provider to settle $219,673 accrued expenses previously recorded. $116,673 was recorded as gain on settlement of debt in the consolidated statements of operations. The note bears no interest. Principal of $4,000 was due on the date of the note; $15,000 was due on the date of receipt by the Company of the proceeds of the note issued to 31 Group, LLC on July 29, 2014; $3,500 each due on the first day of each calendar month commencing August 1, 2014 and any remaining unpaid balance is due on July 1, 2016. As of September 30, 2014, $73,500 was still outstanding.

10.  DERIVATIVE LIABILITIES

The Company has determined that the variable conversion price for its convertible notes with 31 Group, LLC causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than a certain threshold.

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

Changes of derivative liabilities during the six months ended September 30, 2014 were as follows:

September 30, 2014
Balance, March 31, 2014	$-
Initial valuation of derivatives	899,138
Transfer from liabilities classification to equity classification	(59,371)
Change in fair value	(311,523)
Balance, September 30, 2014	$528,244

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at their initial valuation dates and September 30, 2014:

	Initial Valuation Dates	September 30, 2014
Market value of common stock on measurement date (1)	$.03~$0.17	$0.03
Adjusted conversion price (2)	$.019~$0.108	$0.016
Risk free interest rate (3)	0.10%~0.5844%	0.13%~0.58%
Life of the note in years (weighted avg)	1.75~2 years	1.58~1.85 years
Expected volatility (4)	72%~143%	152%
Expected dividend yield (5)	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation dates and September 30, 2014.

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

11.  INCOME TAXES

The Company had federal net operating loss (“NOL”) carry forwards of approximately $12.5 million as of September 30, 2014. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2014, the Company established a valuation allowance equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

No amount has been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

12.  EQUITY TRANSACTIONS

Equity Compensation Plan

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

Common Stock

During the six months ended September 30, 2014, the Company issued 5,053,956 shares to 31 Group, LLC for conversion of convertible notes payable in the principal amount of $128,000 and accrued interest of $333. As a result of the conversion, $59,371 of derivative liabilities was reclassified to equity.

Options

The following is a summary of option activities for the six months ended September 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	-	$-	-	$-
Issued	2,000,000	0.12	4.58	-
Exercised	-	-	-	-
Outstanding, September 30, 2014	2,000,000	0.12	4.58	-
Exercisable, September 30, 2014	-	-	-	-

During the six months ended September 30, 2014, the Company granted employees and board members 2,000,000 non-qualified options to purchase the Company’s common stock with an exercise price of $0.12, a term of 5 years and a 2-year vesting period. The options had a fair value of $204,412 at the grant date that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.74% (2) expected life of 5 years, (3) expected volatility of 129.78%, and (4) zero expected dividends.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2014 was $161,826. During the six months ended September 30, 2014, the Company recorded option expense of $42,586.

Warrants

Following is a summary of warrant activities for the six months ended September 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	4,013,336	$0.55	2.19	139,920
Granted	2,647,059	0.17	1.58	-
Exercised	-	-	-	-
Outstanding, September 30, 2014	6,660,395	0.40	1.64	-
Exercisable, September 30, 2014	6,660,395	0.40	1.64	-

During the six months ended September 30, 2014, the Company granted warrants to purchase 2,647,059 shares of the Company’s common stock to 31 Group, LLC in connection with the issuance of the convertible notes. These warrants have an exercise price of $0.17 per share and a term of 2 years. Initial fair values of the warrants issued to 31 Group, LLC in the amount of $83,762 were calculated using a modified binomial valuation model and recorded by the Company in derivative liabilities.

For the six months ended September 30, 2014, the Company reclassified $60,527 from equity to liability for the fair value of tainted derivative warrants (See Note 9).

13.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of September 30, 2014 and March 31, 2014, the Company owed $18,276 and $3,425 respectively to its related parties for such advances.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of September 30, 2014 and March 31, 2014 was $241,752 and $281,752, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of September 30, 2014 and March 31, 2014, the outstanding balance of the notes payable and convertible notes payable to the related parties was $590,967 and $515,251, respectively.  Accrued interest related to these notes was $890,018 and $939,422 at September 30, 2014 and March 31, 2014, respectively.

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

14.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its executive and research & development offices in Doraville, Georgia. The Company is currently renting its executive and research & development offices on a month to month basis.

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of September 30, 2014 and March 31, 2014 and the results of operations or cash flows for the six months ended September 30, 2014 and the year ended March 31, 2014.

15.  CONCENTRATION

A substantial portion of the Company’s revenues was related to one customer (99%) for the six months ended September 30, 2014, totaling $138,333.   The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

16.  SUBSEQUENT EVENTS

During October 2014, the Company issued 8,048,523 common shares for conversions of notes issued to 31 Group, LLC with principal of $54,000.

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

Overview

As used herein the terms “we,” “us,” “our,” the “Registrant,” and the “Company” means, Hydrophi Technologies Group, Inc., a Florida corporation, and its consolidated subsidiary and affiliates.

We were incorporated in the State of Florida on June 18, 2010 as Big Clix Corp.  On September 25, 2013, we consummated an amended Agreement and Plan of Merger (the “Merger Agreement”) between Hydrophi Technologies, Inc., a Delaware corporation (“Hydro Phi Del”), and HPT Acquisition Corp., a Delaware corporation (“HPT”), which was a wholly-owned subsidiary of the Company and established solely to implement the merger.  Pursuant to the Merger Agreement, HPT merged with and into Hydro Phi Del, with Hydro Phi Del being the surviving company, in an exchange of all the equity securities of Hydro Phi Del for common stock of the Company.  After the merger, Hydro Phi Del continues to operate as before, but as a wholly-owned subsidiary of the Company.  On October 2, 2013, the Company changed its name from Big Clix Corp. to Hydrophi Technologies Group, Inc.

Our operating subsidiary, Hydro Phi Del, was founded in 2008 to develop new clean energy technologies.  The Company makes and sells a system using water-based clean energy technologies that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions for the internal combustion engine.  The primary market for the Hydrophi products initially will be the transportation industry, with a primary focus on the trucking/logistics and buses and a secondary focus on heavy equipment, marine and agriculture segments, where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses. Transportation logistics are those companies providing long and short haul trucking of goods, usually employing diesel engine trucks, and often additional services such as warehousing, freight forwarding, and multimodal transporting. We believe that our proprietary HydroPlant ™ technology will have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines for the generation of electricity.

The Company is marketing its products in large part through licensing agreements.  To date, it has a distribution and licensing agreement with each of Energia Vehicular Limpia S.A. de C.V. for Mexico and Brazil and with Hydrophi Technologies Europe, S.A. for Europe

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $300,015 and a working capital deficit of $3,818,841.  As of September 30, 2014, our accumulated deficit was $31,505,446.  For the six months ended September 30, 2014, our net loss was $808,578, compared to net loss of $14,036,682 during the same period in 2013.  The decrease in net loss was mainly due to the Company incurring significant expenses in 2013 related to the conversion from a private entity into a publicly traded company.  In addition, the reduction of interest expense and spending on research and development activities helped to reduce the 2014 net loss as compared to 2013.  These reductions were partially offset by an increase in spending on professional fees, consulting fees, and insurance products.

Cash used in operating activities was $1,036,930 for the six months ended September 30, 2014 compared to $749,927 cash used in operating activities for the same period in 2013. The increase was mainly due to payments made for employee salaries and professional fees.  We did not use any cash in investing activities for the six months ended September 30, 2014 and 2013.  We received net cash of $1,240,500 from financing activities for the six months ended September 30, 2014, compared to receiving net cash of $759,575 from financing activities for the same period in 2013. Cash received from financing activities for the period ended September 30, 2014 is from a third party investment in convertible notes.

Pursuant to a Securities Purchase Agreement, dated April 25, 2014 by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC.  The notes mature 24 months after issuance and accrue interest at an annual rate of 8.0%.  The notes are convertible at any time after issuance, in whole or in part, at the investor’s option, into shares of common stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of common stock that may be used in conversion of the Remaining Amount.

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

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenues

Revenues were $69,166 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. The increase in revenue for the period ending September 2014 is due to the Company starting to generate revenue from our current products and related services whereas this was not the case for the same period in 2013.

General and Administrative Expenses

General and administrative expenses decreased by $4,950,409 to $486,979 for the three months ended September 30, 2014 compared to $5,437,388 for the three months ended September 30, 2013.  The decrease was mainly due the Company not incurring in 2014 significant expenses related to stock-based compensation as was the case during the three-month period ending September 30, 2013.  For the three months ended September 30, 2013, the Company recorded stock-based compensation expenses of $4,995,917.

Other income (expense)

Other income (expenses) changed by $7,955,614 to income of $90,860 for the three months ended September 30, 2014 compared to expenses of $7,864,754 for the three months ended September 30, 2013.  The change was primarily due to the Company not incurring in 2014 significant expenses related to the settlement of debt as was the case during the three-month period ending September 30, 2013.  During 2013, the Company recorded a loss on settlement of debt totaling $7,662,388.  In addition, the reduction in interest expense associated with notes payable and the change in fair value of derivatives all contributed to the $7,955,614 change in other income (expenses) for the three month period ending September 30, 2014 as compared to the same period in 2013.

Net Loss

Net loss decreased by $12,974,658 to $390,554 for the three months ended September 30, 2014 compared to $13,365,210 for the three months ended September 30, 2013. The decrease was mainly due to all of the factors cited above, namely the reduction in stock-based compensation and losses on the settlement of debt, and the reduction of interest expense.

Results of Operations for the six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Revenues

Revenues were $139,678 for the six months ended September 30, 2014 compared to $0 for the six months ended September 30, 2013. The increase in revenue for the period ending September 2014 is due to the Company starting to generate revenue from our current products and related services whereas this was not the case for the same period in 2013.

General and Administrative Expenses

General and administrative expenses decreased by $4,815,096 to $991,893 for the six months ended September 30, 2014 compared to $5,806,989 for the six months ended September 30, 2013.  The decrease was mainly due the Company not incurring in 2014 significant expenses related to stock-based compensation as was the case during the six-month period ending September 30, 2013.  For the six months ended September 30, 2013, the Company recorded stock-based compensation expenses of $5,012,917.

Research and Development Expense

Research and development expense decreased by $51,848 to $77,412 for the six months ended September 30, 2014 compared to $129,260 for the six months ended September 30, 2013. The decrease was mainly due to completion and finalization of initiatives underway during 2013.

Other income (expense)

Other income (expenses) changed by $8,221,191 to income of $155,516 for six months ended September 30, 2014 compared to expenses of $8,065,675 for the six months ended September 30, 2013.  The change was primarily due to the Company not incurring in 2014 significant expenses related to the settlement of debt as was the case during the six-month period ending September 30, 2013.  During 2013, the Company recorded a loss on settlement of debt totaling $7,662,388.  In addition, the reduction in interest expense associated with notes payable, the change in fair value of derivatives, and a gain on settlement of a previously recorded liability all contributed to the $8,221,191 change in other income (expenses) for the six-month period ending September 30, 2014 as compared to the same period in 2013.

Net Loss

Net loss decreased by $13,228,104 to $808,578 for the six months ended September 30, 2014 compared to $14,036,682 for the six months ended September 30, 2013. The decrease was mainly due to all of the factors cited above, namely the reduction in stock-based compensation and losses on the settlement of debt, the reduction of interest expense, and reduction in spending on research and development activities.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and functioning Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Principal Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of November 4, 2014, there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

Item 2.  Unregistered Sales of Equity Securities and User of Proceeds Securities

After the fiscal quarter covered by this report, during October 2014, we issued an accredited investor an aggregate of 8,048,523 shares of common stock for the conversion of $54,000 of our outstanding convertible notes.  The shares were issued under section 4(2) of the Securities Act of 1933, as amended, and are registered for resale by the investor.  See Item 2, Liquidity and Capital Resources for the terms of conversions. The obligation to issue these shares was previously reported in a Current Report dated April 29, 2014.

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

HYDROPHI TECHNOLOGIES GROUP, INC.
(REGISTRANT)

Date: November 4, 2014	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director (Principal Financial Officer)