Form 10-Q
period 2014-12-31
HydroPhi Technologies Group, Inc.
filed 2015-02-09
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2014

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

As of February 9, 2015 the registrant’s outstanding stock consisted of 152,563,390 common shares at $0.0001 par value.

HYDROPHI TECHNOLOGIES GROUP, INC.

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Balance Sheets

As of December 31, 2014 and March 31, 2014

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$166,601	$96,446
Accounts receivable	-	1,050
Inventory	42,000	-
Prepaid expenses and other current assets	28,061	7,055
Total Current Assets	236,662	104,551

Property and equipment, net	2,741	5,435
Intangible assets, net	374,750	423,500
Other assets	7,968	-

Total Assets	$622,121	$533,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,516,254	$1,576,290
Accounts payable and accrued liabilities – related parties	57,318	942,847
Accrued compensation	241,752	281,752
Advance from customer	60,800	60,800
Deferred revenues	761,500	969,000
Notes payable	65,000	46,603
Note payable – related parties	4,438	515,251
Convertible note payable – related parties, net of debt discount of $539,895	912,497	-
Short-term portion of long-term note payable	42,000	-
Total Current Liabilities	3,661,559	4,392,543

Convertible note payable, net of debt discount of $951,918	533,082	-
Derivative liabilities	1,211,328	-
Note payable	21,000	-
Total Liabilities	5,426,969	4,392,543

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized; 129,864,445 and 102,665,126 shares issued and outstanding, respectively	12,987	10,267
Additional paid-in capital	27,264,493	26,827,544
Accumulated deficit	(32,082,328)	(30,696,868)
Total Stockholders’ Deficit	(4,804,848)	(3,859,057)

Total Liabilities and Stockholders’ Deficit	$622,121	$533,486

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Operations

For the three and nine months ended December 31, 2014 and 2013

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2014	2013	2014	2013
Revenues	$69,167	$104,784	$208,845	$104,784

Operating expenses:
General and administrative	616,855	486,540	1,647,949	6,293,529
Research and development	13,870	55,634	52,081	184,894
Depreciation and amortization	16,977	17,233	51,444	51,991
Total operating expenses	647,702	559,407	1,751,474	6,530,414

Operating loss	(578,535)	(454,623)	(1,542,629)	(6,425,630)

Other income (expenses):
Interest expense	(1,599,131)	(25,009)	(1,871,811)	(428,296)
Change in fair value of derivative liabilities	1,600,784	-	1,912,307	-
Gain (loss) on settlement of debt	-	-	116,673	(7,662,388)
Total other income (expenses)	1,653	(25,009)	157,169	(8,090,684)

Net loss	$(576,882)	$(479,632)	$(1,385,460)	$(14,516,314)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.32)
Weighted average common shares outstanding – basic and diluted	121,127,648	102,665,126	109,405,368	45,946,718

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Cash Flows

For the nine months ended December 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,385,460)	$(14,516,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	152,883	5,012,917
Depreciation and amortization	51,444	51,991
Amortization of debt discount	1,202,468	14,718
Change in fair value of derivative liabilities	(1,912,307)	-
Fair value of derivative liabilities in excess of face value of convertible notes payable	565,203	-
Loss (gain) on settlement of debt	(116,673)	7,662,388
Changes in operating assets and liabilities:
Accounts receivable	1,050	(1,750)
Inventory	(42,000)	-
Prepaid expenses and other current assets	(6,294)	(486)
Other assets	7,320	-
Accounts payable and accrued liabilities	159,970	360,685
Accounts payable and accrued liabilities – related parties	56,051	145,487
Accrued compensation	(40,000)	27,000
Deferred revenues	(207,500)	607,666
Net Cash Used in Operating Activities	(1,513,845)	(635,698)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	65,000
Payments on notes payable	(40,000)	-
Proceeds from notes payable – related parties	-	65,000
Proceeds from convertible notes payable	1,624,000	-
Proceeds from convertible notes payable – related parties	-	629,575
Net Cash Provided by Financing Activities	1,584,000	759,575

Net Increase in Cash and Cash Equivalents	70,155	123,877
Cash and Cash Equivalents – Beginning of Period	96,446	117
Cash and Cash Equivalents – End of Period	$166,601	$123,994

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Debt converted to common stock	$356,819	$9,648,352
Note issued to settle accounts payable	$219,673	$-
Note issued to settle accrued interest – related parties	$941,580	$-
Warrants issued to settle accrued compensation	$-	$1,002,875
Debt discount on convertible debt	$2,592,885	$44,155
Fair value of tainted warrants reclassified from equity to liability	$70,033	$-

See accompanying notes to interim unaudited consolidated financial statements.

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

Unaudited pro forma results of operations for the nine months ended December 31, 2013, as though this acquisition had taken place at the beginning of the period, are as follows. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

Nine Months Ended December 31, 2013
Revenues	$104,784
Net loss	14,504,427
Loss per common share – basic and diluted	(0.32)
Weighted average common shares outstanding – basic and diluted	45,946,718

Hydro Phi Del was incorporated on April 21, 2008 under the laws of the State of Wyoming. In August 2010, with the relocation of its Research and Development Office from Maine to Georgia, Hydro Phi Del reincorporated under the laws of the State of Delaware and is currently a Delaware corporation.

Hydrophi has created a water-based technology to improve the fuel efficiency of internal combustion engines. Hydrophi has been engaged in the research and development of its “green energy” solutions primarily for the transportation industry since its inception.  In 2010, Hydrophi concluded phase one of its research and development and started to generate revenues. Hydrophi’s priority market segments are: logistics, trucking, heavy equipment, marine and agriculture, where rising fuel costs and emission regulations necessitate the development of new, ground-breaking technologies.  In the future, the continual improvement process at Hydrophi will focus on miniaturization, data collection, application-specific designs and further efficiency enhancements.

The accompanying interim unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has recently commenced its planned operations, had a net working capital deficit of $3,424,897 at December 31, 2014, and had an accumulated deficit of approximately $32.1 million as of December 31, 2014.  The Company also had negative cash flows from operations for the nine months ended December 31, 2014. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of December 31, 2014 and March 31, 2014, the allowance for doubtful accounts was $0. For the nine months ended December 31, 2014 and 2013, the Company did not record any bad debt expense.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At December 31, 2014 and March 31, 2014, no revision to the remaining amortization period of the intangible assets was made.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2014 and March 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At December 31, 2014	$-	$-	$1,211,328	$1,211,328
At March 31, 2014	-	-	-	-

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the nine month periods ended December 31, 2014 and 2013, the Company recorded research and development expense of $115,581 and $184,894, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the nine months ended December 31, 2014, there were notes payable that are convertible into a potential of 469,753,747 shares of the Company’s common stock based on the then applicable conversion price and warrants/options to purchase 14,660,395 shares of the Company’s common stock, all of which have been excluded from the calculation.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purposes.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(25,156)	(22,462)

Total property and equipment, net	$2,741	$5,435

Depreciation expense for the nine month periods ended December 31, 2014 and 2013 was $2,694 and $3,241, respectively.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Hydrogen On Demand Intellectual Property	$650,000	$650,000
Other	1,000	1,000

Subtotal	651,000	651,000
Less: accumulated amortization	(276,250)	(227,500)

Total intangible assets, net	$374,750	$423,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the nine months ended December 31, 2014 and 2013, amortization expense recorded by the Company on the intangible assets was $48,750.

5.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia has the exclusive rights to market the Company’s products in Mexico for five years. For the exclusive distribution rights, Energia paid a $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive right to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement. On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid the Company $217,000 for these services.  License fee and consulting/advisory service fees are recognized ratably over the term of each agreement. During the nine months ended December 31, 2014, $207,500 in revenue related to the license and consulting/advisory fees was recorded. As of December 31, 2014, $581,500 of cash received was deferred.

During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

6.  NOTES PAYABLE

At December 31, 2014 and March 31, 2014, notes payable consisted of the following:

	December 31, 2014	March 31, 2014
Notes payable to shareholders, unsecured, payable at August 31, 2015, and accrues interest at 8% annually.	$65,000	$46,603
Total notes payable	$65,000	$46,603

On September 4, 2013, the Company issued $65,000 promissory notes with warrants to purchase 260,000 shares of the Company’s common stock to third parties. During the nine months ended December 31, 2014, the maturity date was extended for one year from August 31, 2014 to August 31, 2015. The notes accrue interest at 8% and are unsecured. The Company recorded initial debt discount of $44,155 related to the warrants based on the related fair value of these warrants.

7.  NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On September 24, 2010, the Company issued a $2,867,500 promissory note to a related party. The principal amount due under this promissory note was loaned to the Company in a series of advances during fiscal years ended March 31, 2010 and 2009. The note accrued interest at 6% from the funding date. The note matured on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the Board of Directors of the Company. The Company agreed not to make any payment with respect to this note until the entire outstanding principal and accrued interest due under the 7.5% Angel Notes and 15% Angel Notes was paid in full.  On September 25, 2013, the entire principal of $2,867,500 on note payable to related party was converted into 14,993,464 shares of the Company’s common stock.  On November 12, 2014, the accrued and unpaid interest of $811,267 were exchanged for part of a convertible note.

On September 4, 2013, the Company issued $65,000 promissory notes to related parties.  The principal and interest amount were originally due on August 31, 2014, however, noteholders agreed to extend the original maturity date by one year to August 31, 2015.  The notes accrue interest at 8% and are unsecured. As of December 31, 2014, accrued interest related to these notes was $6,944. On November 12, 2014, $65,000 principal and $6,944 accrued and unpaid interest were exchanged for part of a convertible note.

During the fiscal year ended March 31, 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2014. The notes were not secured. As of December 31, 2014, these notes were still outstanding and the note holders had agreed to extend the maturity date to August 31, 2015.  On November 12, 2014, $445,813 principal and $46,260 accrued and unpaid interest were exchanged for part of a convertible note.

During the nine months ended December 31, 2014, the Company issued a $75,716 note to a related party for unpaid accrued interest. The note bears interest at 8% and is due on August 31, 2015. On November 12, 2014, $75,716 principal and $1,392 accrued and unpaid interest were exchanged for part of a convertible note.

As discussed above, on November 12, 2014, the Company and the related parties executed loan conversion agreements. Pursuant to the agreement, the related parties exchange certain non-convertible notes and related accrued interest for convertible notes with total principal of $1,452,392. The convertible notes are convertible to the Company’s common stock at a conversion rate of $0.0065217 per share.  Of this amount $811,268 has a maturity date at the discretion of the Company’s board of directors and $641,125 has a maturity date of August 31, 2015.

The Company analyzed the loan conversion agreement executed on November 12, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with issuance date fair values of $2,017,595 qualified for accounting treatment as a financial derivative (See Note 10). As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the notes of $565,203 was expensed immediately as additional interest expense. The discount will be amortized by the Company through interest expense over the life of the note. As of December 31, 2014, unamortized debt discount related to the convertible notes to related parties was $539,895.

8.  CONVERTIBLE NOTE PAYABLE

Pursuant to a Securities Purchase Agreement, dated April 25, 2014 by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC.  The first note in principal amount of $624,000 was issued on April 28, 2014.  The second note in principal amount of $104,000 was issued on July 29, 2014 and the third note in principal amount of $624,000 was issued on August 5, 2014.  The notes mature 24 months after issuance and accrue interest at an annual rate of 8.0%.  The notes are convertible at any time after issuance, in whole or in part, at the investor’s option, into shares of common stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible notes at a price equal to 135% of the remaining outstanding amount.  The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount.

Pursuant to a Securities Purchase Agreement, dated December 4, 2014 by and between the Company and 31 Group, LLC, the 31 Group is committed to purchase from the Company two convertible notes of the Company in the principal amounts of $385,000 and $275,000 for the cash purchase amounts of $350,000 and $250,000, respectively.  The $385,000 note was issued on December 4, 2014 and will mature on May 17, 2016.  The $275,000 note will be issued upon the fulfillment of certain other conditions that are outside of 31 Group’s control or that the 31 Group cannot cause not to be satisfied. The notes are convertible 179 days after issuance, in whole or in part, at 31 Group ’s option, into shares of the Company’s common stock, at a conversion price equal to $0.15 per share.  If after 179 days from the execution date of the notes, the price of the Company’s common stock is less than $0.15, the Company will have an additional 30 days to repay the 31 Group LLC.  If the notes are not repaid,  31 Group LLC may convert the notes at a conversion rate of  the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 80%.  The Company has the right at any time to redeem some or all, of the total outstanding amount then remaining under the convertible notes at a price equal to: (i) 100%  if  within 60 days of issuance (ii) 115% if between 61 and 149 days of issuance (iii)  120% if 150 days or more after issuance.  The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount.  As part of the note agreement the Company also agreed to give the note holder a 3% royalty payment on the net cash revenue from the sales of the Company’s HydroPlant units. The royalty is only payable when the Company has received $500,000 cash revenue and is for a period of twenty-four months starting from the date 31 Group receives an initial royalty payment.

The Company analyzed the convertible notes issued on April 28, July 29, August 5, and December 4, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with grant date fair values of $1,056,729 qualified for accounting treatment as a financial derivative (See Note 10). The discount will be amortized by the Company through interest expense over the life of the note. The warrants, with a grant date fair value of $83,762, issued with the convertible notes were also determined to be a financial derivative (See Note 10). Together with the original issuance discount of $117,000, the Company recognized a discount of $1,223,491 as result of the embedded conversion feature and warrants issued being financial derivatives.

A summary of value changes to the convertible notes issued on April 28, July 29, August 4, and December 4, 2014 for the nine months ended December 31, 2014 is as follows:

Principal amount	$1,737,000
Less: original issuance discount	(117,000)
Less: discount related to fair value of the derivative warrants	(83,762)
Less: discount related to fair value of the embedded conversion feature	(1,022,729)
Less: conversions of note to equity	(252,000)
Add: amortization of discount	271,573
Carrying value at December 31, 2014	$533,082

During the nine months ended December 31, 2014, the Company recorded $1,202,468 amortization of the debt discount.

9.  LONG-TERM NOTE PAYABLE

On July 7, 2014, the Company issued a $103,000 note to a service provider to settle $219,673 accrued expenses previously recorded. $116,673 was recorded as gain on settlement of debt in the consolidated statements of operations. The note bears no interest. Principal of $4,000 was due on the date of the note; $15,000 was due on the date of receipt by the Company of the proceeds of the note issued to 31 Group, LLC on July 29, 2014; $3,500 each due on the first day of each calendar month commencing August 1, 2014 and any remaining unpaid balance is due on July 1, 2016. As of December 31, 2014, $63,000 was still outstanding.

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

Because the Company may not have enough authorized common shares to settle its obligation for its convertible notes and equity instruments, such as warrants and convertible notes payable-related parties, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants should be treated as financial derivatives. The Company reclassified the fair value of the tainted warrants from equity to liability on the same date it obtained the first convertible note from the 31 Group, LLC.

Changes of derivative liabilities during the nine months ended December 31, 2014 were as follows:

December 31, 2014
Balance, March 31, 2014	$-
Initial valuation of derivatives	3,167,594
Tainted warrants reclassed to liabilities	60,527
Transfer from liabilities classification to equity classification	(104,486)
Change in fair value	(1,912,307)
Balance, December 31, 2014	$1,211,328

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at their initial valuation dates and December 31, 2014:

	Initial Valuation Dates	December 31, 2014
Market value of common stock on measurement date (1)	$0.03~$0.17	$0.007
Adjusted conversion price (2)	$0.019~$0.108	$0.004
Risk free interest rate (3)	0.10%~0.58%	0.13%~0.58%
Life of the note in years (weighted average)	1.75~2 years	1.33~1.66 years
Expected volatility (4)	72%~143%	152 - 210%
Expected dividend yield (5)	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation dates and December 31, 2014.

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

11.  INCOME TAXES

The Company had federal net operating loss (“NOL”) carry forwards of approximately $14 million as of December 31, 2014. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2014, the Company established a valuation allowance equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On November 7, 2014, the Board of Directors of the Company authorized to increase the number of shares under the Plan by 5,000,000 shares.

Common Stock

During the nine months ended December 31, 2014, the Company issued 23,599,319 shares to 31 Group, LLC for conversion of convertible notes payable in the principal amount of $252,000 and accrued interest of $333. As a result of the conversion, $104,486 of derivative liabilities was reclassified to equity.

In November 2014, the Company issued 3,600,000 common shares to its employee and officer for their services. These shares were valued at $75,240 based on the stock price on the grant date.

Options

The following is a summary of option activities for the nine months ended December 31, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	-	$-	-	$-
Issued	2,000,000	0.12	4.33	-
Exercised	-	-	-	-
Outstanding, December 31, 2014	2,000,000	0.12	4.33	-
Exercisable, December 31, 2014	-	-	-	-

During the nine months ended December 31, 2014, the Company granted employees and board members 2,000,000 non-qualified options to purchase the Company’s common stock with an exercise price of $0.12, a term of 5 years and a 2-year vesting period. The options had a fair value of $204,412 at the grant date that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.74% (2) expected life of 5 years, (3) expected volatility of 129.78%, and (4) zero expected dividends.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2014 was $136,275. During the nine months ended December 31, 2014, the Company recorded option expense of $68,137.

Warrants

Following is a summary of warrant activities for the nine months ended December 31, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	4,013,336	$0.55	2.19	139,920
Granted	8,647,059	0.12	3.79	-
Exercised	-	-	-	-
Outstanding, December 31, 2014	12,660,395	0.26	3.04	-
Exercisable, December 31, 2014	12,660,395	0.26	3.04	-

During the nine months ended December 31, 2014, the Company granted warrants to purchase 2,647,059 shares of the Company’s common stock to 31 Group, LLC in connection with the issuance of the convertible notes under the Securities Purchase Agreement dated April 25, 2014. These warrants have an exercise price of $0.17 per share and a term of 2 years. Initial fair values of the warrants issued to 31 Group, LLC in the amount of $83,762 were calculated using a modified binomial valuation model and recorded by the Company in derivative liabilities.  The Company also granted 6,000,000 warrants to current and former employees with an exercise price of $0.10, a term of 5 years with immediate vesting.  The warrants have a fair value of $9,506 using a modified binomial valuation model.

For the nine months ended December 31, 2014, the Company reclassified $60,527 from equity to liability for the fair value of tainted derivative warrants (See Note 10).

13.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of December 31, 2014 and March 31, 2014, the Company owed $21,247 and $3,425 respectively to its related parties for such advances.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of December 31, 2014 and March 31, 2014 was $241,752 and $281,752, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of December 31, 2014 and March 31, 2014, the outstanding balance of the notes payable and convertible notes payable to the related parties was $916,935 and $515,251, respectively.  Accrued interest related to these notes was $36,071 and $939,422 at December 31, 2014 and March 31, 2014, respectively.

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

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of December 31, 2014 and March 31, 2014 and the results of operations or cash flows for the nine months ended December 31, 2014 and the year ended March 31, 2014.

Royalty Payments

As part of the note agreement dated December 4, 2014, the Company agreed to give the note holder a 3% royalty payment on the net cash revenue from the sales of the Company’s HydroPlant units for a period of twenty-four months. See Note 8.

15.  CONCENTRATION

A substantial portion of the Company’s revenues was related to one customer (99%) for the nine months ended December 31, 2014, totaling $207,500.   The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

16.  SUBSEQUENT EVENTS

During January 2015, the Company issued 15,621,186 common shares for conversions of notes issued to 31 Group, LLC with principal of $53,500.

During February 2015, the Company issued 7,077,759 common shares for conversions of notes issued to 31 Group, LLC with principal of $36,500.

On January 9, 2015, the Company amended its articles of incorporation with the state of Florida, in which the Company increased the number of authorized shares to 625,000,000 consisting of 600,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share.

On December 4, 2014, the Company entered into a securities purchase agreement with 31 Group, LLC.  Pursuant to the Purchase Agreement, the 31 Group purchased a convertible promissory note in the principal amount of $385,000 and was committed to purchase a second convertible promissory note in the principal amount of $275,000.  Under its commitment, the 31 Group LLC purchased the Second Note for a cash amount of $250,000 on February 5, 2015.

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

As of December 31, 2014, we had cash and cash equivalents of $166,601 and a working capital deficit of $3,424,897.  As of December 31, 2014, our accumulated deficit was $32,082,328.  For the nine months ended December 31, 2014, our net loss was $1,385,460, compared to net loss of $14,516,314 during the same period in 2013.  The decrease in net loss was mainly due to the Company incurring significant expenses in 2013 related to the conversion from a private entity into a publicly traded company. These expenses were associated with the debt conversions and stock based compensation.  $7,764,755 more in loss on debt conversion and $4,860,034 more in stock compensation were recorded for the nine month ended December 31, 2013 as compared to the same period in 2014.    In addition, the reduction of spending on research and development activities helped to reduce the 2014 net loss as compared to 2013.  These reductions were partially offset by an increase in spending on professional fees, consulting fees, and insurance products.

Cash used in operating activities was $1,513,845 for the nine months ended December 31, 2014 compared to $635,698 cash used in operating activities for the same period in 2013. The increase was mainly due to payments made for employee salaries and professional fees.  We did not use any cash in investing activities for the nine months ended December 31, 2014 and 2013.  We received net cash of $1,584,000 from financing activities for the nine months ended December 31, 2014, compared to receiving net cash of $759,575 from financing activities for the same period in 2013. Cash received from financing activities for the period ended December 31, 2014 is from convertible notes issued to a third party.

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

Pursuant to a Securities Purchase Agreement, dated December 4, 2014 by and between the Company and 31 Group, LLC, the 31 Group is committed to purchase from the Company two convertible notes of the Company in the principal amounts of $385,000 and $275,000, for the cash purchase amounts of $350,000 and $250,000, respectively.  The $385,000 note was issued on December 4, 2014 and will mature on May 17, 2016.  The Company received the funding for the $385,000 note on December 8, 2014.  The $275,000 note will be issued upon the fulfillment of certain other conditions that are outside of the 31 Group’s control or that the 31 Group cannot cause not to be satisfied. The notes are convertible 179 days after issuance, in whole or in part, at the investor’s option, into shares of common stock, at a conversion price equal to $0.15 per share.  If after 179 days from the execution date of the note, the price of the stock is less than $0.15, the Company will have an additional 30 days to repay the 31 Group LLC.  If the notes are not repaid,  31 Group LLC may convert the notes at a conversion rate of  the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 80%.  The Company has the right at any time to redeem some or all, of the total outstanding amount then remaining under the convertible notes at a price equal to: (i) 100%  if  within 60 days of issuance (ii) 115% if between 61 and 149 days of issuance (iii)  120% if 150 days or more after issuance.  The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount commencing with the date that the note becomes convertible.

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

Results of Operations for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Revenues

Revenues were $69,167 for the three months ended December 31, 2014 compared to $104,784 for the three months ended December 31, 2013. The decrease in revenue for the period ending December 2014 is due to the Company not booking orders for its HydroPlant units for the period ending December 31, 2014 as compared to the same period 2013. Unit sales in the 2013 period were largely for testing purposes by potential customers and scientific organizations to establish unit efficacy.

General and Administrative Expenses

General and administrative expenses increased by $130,315 to $616,855 for the three months ended December 31, 2014 compared to $486,540 for the three months ended December 31, 2013.  The increase was mainly due to the Company incurring additional legal, professional, and insurance expenses associated with operating a public company as compared to minimal exposure during the three-month period ending December 31, 2013.

Other income (expenses)

Other income (expenses) changed by $26,662 to income of $1,653 for the three months ended December 31, 2014 compared to expenses of $25,009 for the three months ended December 31, 2013.  The net change in fair value of derivatives was the primary reason increase in other income for the three-month period ending December 31, 2014 as compared to the same period in 2013. The impact of the change in fair value of derivative was partially offset by the increase of interest expense from $25,009 for the 3 months ended December 31, 2013 to $1,599,131 for the 3 months ended December 31, 2014.  Interest expense increased because of the amortization of debt discount related to the conversion feature of the convertible notes payable.

Net Loss

Net loss increased by $97,250 to $576,882 for the three months ended December 31, 2014 compared to $479,632 for the three months ended December 31, 2013. The increase was mainly due to all of the factors cited above, namely the increased spending on legal, professional, and insurance.

Results of Operations for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

Revenues

Revenues were $208,845 for the nine months ended December 31, 2014 compared to $104,784 for the nine months ended December 31, 2013. The increase in revenue for the period ending December 2014 is due to the Company generating revenue from our distribution and consulting agreements whereas this was not the case for the entire period in 2013.

General and Administrative Expenses

General and administrative expenses decreased by $4,645,580 to $1,647,949 for the nine months ended December 31, 2014 compared to $6,293,529 for the nine months ended December 31, 2013.  The decrease was mainly due the Company not incurring in 2014 significant expenses related to stock-based compensation as was the case during the nine month period ending December 31, 2013.  For the nine months ended December 31, 2013, the Company recorded stock-based compensation expenses of $5,012,917 compared to $152,883 in 2014.

Research and Development Expense

Research and development expense decreased by $132,813 to $52,081 for the nine months ended December 31, 2014 compared to $184,894 for the nine months ended December 31, 2013. The decrease was mainly due to completion and finalization of initiatives underway during 2013.

Other income (expenses)

Other income (expenses) changed by $8,247,853 to income of $157,169 for nine months ended December 31, 2014 compared to expenses of $8,090,684 for the nine months ended December 31, 2013.  The change was primarily due to the Company not incurring in 2014 significant expenses related to the settlement of debt as was the case during the nine-month period ending December 31, 2013.  During 2013, the Company recorded a loss on settlement of debt totaling $7,662,388.  In addition, a gain on the fair value of derivatives of $1,912,307, and a gain on settlement of a previously recorded liability of $116,673 was recorded for the nine-month period ended December 31, 2014.  In addition interest expense increased because of the amortization of debt discount related to the conversion feature of the convertible notes payable

Net Loss

Net loss decreased by $13,130,854 to $1,385,460 for the nine months ended December 31, 2014 compared to $14,516,314 for the nine months ended December 31, 2013. The decrease was mainly due to all of the factors cited above, namely the reduction in stock-based compensation, losses on the settlement of debt, and reduction in spending on research and development activities.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and functioning Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Principal Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of February 9, 2015, there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

Item 2.  Unregistered Sales of Equity Securities and User of Proceeds Securities

After the fiscal quarter covered by this report, during January and February 2015, we issued an accredited investor an aggregate of 22,698,945 shares of common stock for the conversion of $ 90,000 of our outstanding convertible notes.  The shares were issued under section 4(2) of the Securities Act of 1933, as amended.  See Item 2, Liquidity and Capital Resources for the terms of conversions. The obligation to issue these shares was previously reported in a Current Report dated April 29, 2014.

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

HYDROPHI TECHNOLOGIES GROUP, INC.

Date: February 9, 2015	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director (Principal Financial Officer)