Form 10-K
period 2015-03-31
HydroPhi Technologies Group, Inc.
filed 2015-06-26
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $1,196,773 as of September 30, 2014.

As of June 26, 2015, there were 201,865,149 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

PART I

ITEM 1.

BUSINESS.

Incorporation and History of HPT Group

HPT Group was incorporated in Florida on June 18, 2010, under the name “Big Clix Corp.” On October 2, 2013, the corporate name was changed to “HydroPhi Technologies Group, Inc.”  HPT Group has one principal subsidiary, HydroPhi Technologies, Inc., a Delaware corporation (“Hydro Phi”), which was acquired in a reverse merger transaction in September 2013.  Reference to the “Company” includes HPT Group and Hydro Phi.  The Company operated as a non-active, shell company (as the term “shell company” is defined by the SEC) and filed its reports with the SEC as a shell company until the filing of a Current Report on Form 8-K on September 25, 2013.

The common stock of HPT Group traded in the over the counter market, under the symbol “BCLX” until October 2, 2013.  Now it trades under the symbol “HPTG,” and its price and volume are reported by the OTC Markets.  Historically, however, the frequency of trades and the volume of trading has been low, and there can be no assurance that an active or sustained public market for our shares will develop.

The business office is located at 3404 Oakcliff Road, Suite C6, Doraville, GA 30340.  The telephone number is (404) 974-9910.

Our website is located at http: //www.HydroPhi.com. Information contained on our official website or any other personal, viral, social network informational websites or software applications, does not constitute part of this report.

Going Concern

The Company requires additional financing to be able to continue to operate and pursue its business development, marketing and product manufacturing and distribution.  It has no current agreements for additional financing at this time, and if it is offered financing opportunities, they may be on terms that are not acceptable to management. Without sufficient funding and working capital, the Company may have to severely curtail its operations or cease operations altogether.  The Company is seeking ways to control costs, which may hinder the development and implementation of its business plan.  As a result of recurring losses from operations and a net capital deficit, the independent reviewing auditor of the Company has indicated that its report is issued on a going concern basis.

Hydro Phi Overview

Hydro Phi, our wholly owned subsidiary, was founded in 2008 to develop new clean energy technologies. Through Hydro Phi, the Company makes and sells a system using water-based clean energy technologies that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions for the internal combustion engine.  The primary market for the Hydro Phi products initially will be the transportation industry, with a primary focus on the trucking/logistics and buses and a secondary focus on heavy equipment, marine and agriculture segments, where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses. Transportation logistics are those companies providing long and short haul trucking of goods, usually employing diesel engine trucks, and often additional services such as warehousing, freight forwarding, and multimodal transporting. We believe that our proprietary HydroPlant ™ technology will have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines for the generation of electricity.

HydroPlant ™ is a technology initially developed by the Company to help meet the needs of the aforementioned market segments.  Generally, and in particular in the non-OECD countries, the transportation industry is largely reliant on the diesel engine, many of which are earlier generation designs and long used.  Therefore, they tend to be inefficient in their fuel consumption and relatively more polluting than more modern engines.  Notwithstanding that, we believe even the modern engine used in the transportation industry could benefit from our technology to achieve better fuel consumption rates and reduction in greenhouse gas emissions.

We believe that Hydro Phi has developed efficient and unique methods to generate hydrogen and oxygen using water as the raw material.  The basis of the HydroPlant ™ system is a Hydrolyzer ™ unit that splits water molecules into ionized hydrogen and oxygen gases and their radicals. The hydrogen and oxygen gases, once introduced into the engine’s combustion chambers, acts as a fuel additive to help enhance engine performance because the gases cause the existing fuel source to burn more completely and, thus, cleanly.  The increased performance use of the primary fuel has the benefit of reducing the operating expense because more energy is derived from the fuel and of reducing carbon emissions thereby helping to reduce greenhouse gases introduced into the atmosphere as well as meeting emission standards where applicable.

The entire HydroPlant™ operation is performed “on-demand” and “on-board” a vehicle or any other application, providing a clean “power-on-demand” alternative.  What we mean by these terms is that the Hydrolyzer ™ unit within the HydroPlant™ is attached to the engine and produces the hydrogen and oxygen gases as they are needed by the engine.  Our unit eliminates the requirement for the vehicle or unit to carry high pressure hydrogen gas or liquid gas storage cylinders to supply the same gases as alternatives might have to do, which in the case of transportation vehicles such storage cylinders can be very dangerous in the event of an accident. Especially beneficial in the transportation market, the need for supporting charging stations and distribution infrastructure also is eliminated because the HydroPlant™ is attached to the engine of the vehicle. We believe that this approach helps make HydroPlant™ a practical, safe and affordable solution. The Company believes that its system, and the related retrofitting and system-engineering, overall improves combustion and engine performance.  This has been verified in our internal laboratory testing and in limited on road testing under various operating conditions by the Company.   Currently, the Company is working with potential customers in Mexico and Poland, which have been conducting  tests of the system in actual use and road conditions, to determine whether or not to proceed with retrofitting a larger portion if their fleets of their class 7 and 8 trucks.  Some of the test results have been reported to the Company as very positive.  No substantial sales have yet resulted.

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

The Environmental Benefit Proposition

Our system is based on the deployment of water as a source of energy.  We believe that our research into the use of the water elements as a fuel additive for the internal combustion engine has shown it can effectively and economically reduce their use of gasoline and diesel fuels. Water is abundantly available and, significantly, is free of any carbon – it is inorganic.  Because it is inorganic, it does not release carbon monoxides or carbon dioxides into the environment when its component element, hydrogen, is burned, unlike carbon-based fossil fuels. And water is plentiful. We believe that we have developed a practical method to economically generate sufficient quantities of hydrogen and oxygen gases from water to enable carbon-free energy creation.

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

While there are many applications for the HydroPlant™ technology to all kinds of internal combustion engines, at this stage of our business development, we believe that a focus on the logistics and bus segments of the transportation industry will be the most productive in establishing acceptance of our technology and products.  Then, if and as we are able to establish our brand and gain acceptance within these markets, and depending on our financial resources, we plan to expand into additional market segments, which most likely will be the, lighter truck classifications, marine and agriculture segments and, in the farther future, the stationary power generation equipment segment.

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

Of the potential future markets, we believe that the stationary internal combustion engine could ultimately in the future be one of the most important markets for us.  This market encompasses the diesel engine electric generator.  These engines are widely used around the world in all manner of situations in both advance and developing economies.  Although these generators are widespread, generally their fuel consumption is relatively inefficient, in part because the design of the internal combustion engine that they use has not advanced as much as other engine designs for other uses, such as in the automotive context.  Therefore, we believe that in the future there is a significant opportunity to promote the HydroPlant™ technology for use in these types of engines. Such promotion would be, not only to the end user, but to the manufacturers of such products. For the latter, we would try to seek OEM (original equipment manufacturer) arrangements. We do not have any current OEM companies with which we have any relations at this time, and there is no assurance that such OEM arrangements will ever be developed in the future.

Our recent marketing efforts have concentrated on Mexico and Poland, which are located in territories that are covered by regional distribution and license arrangements.  To date, we have introduced our system to several potential customers for testing in Cass 6, 7 and 8 vehicles, such as buses and trucks. The testing has been conducted in real-traffic, city and country road conditions.  These potential customers have reported back to us favorable test results.  Additionally, we are also pursuing other fleet owners and logistics companies with similarly rated vehicles who may also want to perform testing or move directly to orders.  To date, we have only sold a limited number of units based on the need of potential customers to perform their testing requirements.  We expect that several of the potential customers will have order time frames that will be extended over a longer term, as their funding is related to public service contracts or are themselves in the public sector.  Several of the other potential customers are private companies, and therefore we would expect the length of time to final purchase orders will be more expeditious, but to date we have not received any orders from these potential customers.  We are not able to predict at this time any order flow, both in quantity of units or timing for the placing of orders.

To date, we have not had significant sales penetration in any of our intended markets. Sales mostly have been limited to testing situations.  As we progress in our marketing strategy, the use of distributors and dealers will be an important aspect of the overall marketing effort and product penetration.  We will try to use distributors and dealers to achieve initial penetration of the Class 7 and 8 logistics vehicles and buses, but also to use them to address the other potential uses for the system, such as in Class 5 and 6 vehicles (medium load trucks and delivery vehicles), marine and agricultural engines and stationary power units. We will attempt to select distributors and dealers with their own or local manufacturing capacities, so as to facilitate delivery of the system to users.

Distribution Arrangements - Customer Concentration

We have entered into a master distribution and marketing agreement with Energia Vehicular Limpia S.A. de C.V, a Mexican transportation logistics company (“Energia”), to launch marketing, sales and installation of our system in Class 7 and 8 trucks in the defined territories. The master distribution and marketing agreement, is for three years, and may be extended for two additional years unless previously terminated by its terms or by the parties upon mutual agreement. The agreement currently provides for a distribution territory of Mexico and Brazil.  In April 2014 the Company and Energia  amended the agreement to add consulting and advisory services to be provided by the Company to the distributor for an 18-month period beginning April 1, 2014.  Energia will buy the systems at a wholesale price and will sell the systems at an agreed upon list price, which may be changed by the Company upon 30 days’ notice, but if the change is greater than 10%, then the new pricing must be mutually agreed upon. Energia has certain minimum purchase requirements of systems in defined periods, running from 150 systems in the first period to 1000 systems in the third period, and the distributor has to provide installation and maintenance support services to their customers. Energia is solely responsible for its marketing expenses, and will also pay an advertising fee of 2% to the Company. Energia is obliged to use its best effort to promote and sell the systems. Actual sales will be by purchase orders, complying with the general terms of the distribution agreement, and only binding on the Company upon their acceptance. Pricing terms are in United States dollars and the contract is made under Delaware law with arbitration in Georgia. The agreement may be terminated for default of a material term, which would include the sales objectives and other performance requirements of the distributor, change in control, bankruptcy and criminal violation of applicable laws of or by the contracting party.  The intellectual property rights of and related to the system will in all instances belong to the Company, and the distributor is restricted from modifying, creating derivative works and copying the system and taking any ownership rights therein.  The Company only gives a standard product warranty to the end user for a one year period, which will include the warranty of the system being free of defects in workmanship and parts.

We are also marketing in Europe through an affiliated company, HydroPhi Technologies Europe S.A. (“HTEurope”).  Under a distribution agreement, we have granted to HTEurope the exclusive right to market and distribute the HydroPlant™ system in Europe for five years, subject to an automatic renewal after the first five years if certain conditions are met.  In exchange, HTEurope agreed to pay the Company $10,000 as the initial consideration for the grant of the distribution arrangement.  HTEurope is further obligated to pay the Company an aggregate sum of $490,000 upon the successful testing of our system in a potential fleet customer located in the distribution zone. As of the date of this report, this amount has not become due.  Upon reaching a total sales of $2,500,000 of our system by HTEurope, HTEurope will pay the Company an additional $500,000 as the balance of the license fee for the distribution arrangement. The distribution agreement further requires HTEurope to purchase a minimum of the HydroPlant™ system once it has achieved an initial capital raise.

We currently own approximately 21% of the capital of HTEurope, which amount we anticipated being diluted as HTEurope sells equity to provide funding for its operations.  We have the right to name the Vice President of the Management Board and two supervisory board members of HTEurope. The territory covered by the distribution arrangement is all of Europe; however the current marketing by HTEurope and the Company is focused on Poland and Eastern Europe.

For the fiscal years ended March 31, 2014 and 2015, one customer, Energia Vehicular Limpia S.A., accounted for 97% and 100% of our consolidated revenues, respectively. We have had only a few customers, and they have only purchased systems on a limited basis, largely for testing purposes.  Therefore there is no assurance that the Company will place commercial levels of systems with and generate meaningful sales revenues from any customers or under the distribution agreement.

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

As the Company expands its marketing efforts, it will have a preference for partnering with distributors with local manufacturing ability or connections.  This will help minimize intellectual property erosion in the global markets and will foster better management of the supply chain and associated costs where there is shared ownership and an alignment of interests.  The Company also expects to patent its technology and know-how on a global basis so as to protect and reduce erosion of its intellectual property and technical leadership.

We believe that there are a number of manufacturers globally that are capable of providing and assembling the parts for the Hydro Phi products at a high quality level and efficient rate of production for prices that will work within the projected pricing of our systems.  While we believe there are many manufactures that can meet our requirements, our plan is to only work with only one or two at a time in a particular region.

Certain of the components in the HydroPlant™ unit are generally available stock items, which will be supplied by contract suppliers to our specifications while other components will be provided by generic manufacturers.  We believe there are adequate providers in both categories of suppliers.

Competition

Our market and technical research shows that currently we believe there is no directly competing company that offers integrated water-based, clean energy products and retrofitting for use with the internal combustion engine. However, there are some companies that have or may be broadly working in this area of hydrogen based technologies.  Some of these companies, and others yet to be identified, may be able to develop alternate technologies that will compete with or supplant our HydroPlant™ product, which may be at a more effective cost to the end user. The general business of energy use improvement attracts many potential entrants, and in the future there may be strong competitors or competitors that will compete with us in the future, in general or in selected markets.  These and other companies may be better financed and be able to develop their markets more quickly and penetrate those market more effectively.

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

Intellectual Property

We have filed a provisional application with the United States Patent and Trademark Office for an apparatus and control unit for the regulation and method of disbursing hydrogen and oxygen, which has been assigned an application number #61659606.  No assurance can be given that we will be awarded the patent.  In the future, we plan on filing additional applications for other aspects of our technology.

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and business secrets. Although we do not have formal agreements with our employees at this time, we plan on implementing a program whereby employees will enter into formal agreements with respect to our intellectual property.  We consider our employees’ work to be proprietary and owned by the Company. Where necessary, we will take steps to protect our intellectual property interests under the laws of the United States and the jurisdictions in which we intend to operate. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with the Company.

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

Research and Development

We believe that innovation will be one of the keys to our competitiveness and will be necessary for future sustained growth. To the extent it is able, given the limited financial resources at our disposal, the Company invests in core technical competencies and equipment to be able to do more product development.

The Company has used a portion of its financial resources for research, technology development and patent protection and expects to continue to spend financial and other resources to develop product enhancements, to strengthen in-house research and development, to enrich current and develop new intellectual property, and to introduce new versions of current products and new products.  In the fiscal years ending March 31, 2015 and 2014, the Company spent $395,462 and $562,344, respectively on research and development.

Employees

At the time of this report, the Company had a total of eight full-time employees, of which two were in senior executive position, four were in engineering, research and development, and two in administration and finance.  None of the employees are covered by any collective bargaining agreement, and we believe it has good employee relations. In the future, the Company expects to expand its management employees for financial compliance, and marketing.  Our future success will depend in part on our ability to continue to attract, retain and motivate highly qualified technical and management personnel.

ITEM 1A

RISK FACTORS

Because we are an early growth company, we face many obstacles as a new venture, and therefore we may never be able to fully execute our business plan in respect of the Hydro Phi technologies.

We have been operating since 2008.  To date, we have focused on research and development and developmental marketing efforts, achieving revenues of $278,012 for the fiscal year ended March 31, 2015 and $142,050 for the fiscal year ended March 31, 2014. The increase in revenues was due to our distribution agreements and the addition of a consulting agreement with our distributor. We continue to have limited revenues.  We will not be able to sustain our current operations or implement any substantive business expansion on these limited revenues. If we are not able to increase our revenues, obtain additional working capital as needed from time to time, and achieve market acceptance for our Hydro Phi technology and establish sales, we will have to reduce or curtail our business operations. In such case, investors will lose all or a portion of their investment.

Because our business and marketing plans may be unsuccessful, we may not be able to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had limited revenues and relied on equity and equity-based financing and loans from our shareholders and related parties, which we do not expect to provide any further financing.  Our business and marketing plans may not be successful in achieving a sustainable business and revenues. We have no arrangements in place for sufficient financing to be able to fully implement our business plan.  If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations.  In such case, investors will lose all or a portion of their investment.

We have had operating losses since inception, and we currently are not profitable; and we may never achieve profitability.

For the fiscal year ended March 31, 2015, we had a net loss of $2,716,477 and an accumulated deficit of $33,413,345.  The loss for fiscal year ended March 31, 2015 was largely attributable to our inability to generate revenues sufficient to sustain operations and having to rely on relatively expensive financing to fund on-going operations.  We have had and we expect to continue to have losses in the near term and have relied and will rely on capital funding to support our operations in the future. To date, such capital funding has been limited in amount.  Because we are at the earliest stages of market acceptance of our products, we do not expect that they will generate revenues sufficient to cover the costs of our operations in the nearer and medium term.  We cannot predict whether or not we will ever become profitable or be able to continue to find capital to support our development and business plan.

We have a substantial amount of debt outstanding which is convertible into a significant number of shares, currently calculated to be much more than our current outstanding number of shares, carrying various conversion and protective provisions for the benefit of the debt holders.

We have obtained recent financing through the sale of debt instruments convertible into common stock, at the option of the note holders, at a conversion rate which is at a substantial discount to the market price of the common stock on the date of conversion.  Additionally this debt was issued at a discount to the principal amount. The debt carries interest at 8% per annum, which is also convertible into common stock at the same discounted rate.  We have granted the debt holders various protective provisions, including a right of first refusal on future financings.  The existence of such a large amount of debt and its various conversion and protective provisions may act to deter different investors from investing in the Company.  The substantial number of shares which may be issued will result in dilution to current investors.  Much of the debt amount is due within the next twelve months, which will require the Company to raise new funds to pay off the debt or renegotiate the current debt terms. There can be no assurance that the Company will be able to raise new funds or renegotiate the current debt, in which case the Company may have to take action to obtain debt relief or protection, curtail operations or cease operations. Investors should carefully consider the amount and the terms of the outstanding debt in relation to their decision to invest in the Company or hold its securities.

We have a limited operating history, which makes it difficult to forecast whether or not our business will be successful.

Our Hydro Phi subsidiary was incorporated on April 21, 2008, with a primary focus on researching and developing and licensing our technologies. In September 2009, Hydro Phi added a new management team. Throughout 2010, the new management team realigned the Company’s product development strategy and hired new talent. During this period, we relocated our business from Maine to Georgia. We did not have a redesigned, commercially viable product until February 2013, and since then we have continued to make modifications and improvements to our product.  Accordingly, we have only a limited operating history and limited experience in marketing our product, which makes it difficult to forecast our future operating results. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and product introduction, particularly companies engaged in new and rapidly evolving technology and markets such as that of “clean energy.” There can be no assurance that we will be successful in addressing these risks and keeping pace with developments, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Although potential customers have been conducting beta tests, which we believe have been successful in several important respects, there is no assurance that we will generate sufficient sales from these potential or other customers.

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

Any change in one or more of these factors, as well as others that we cannot yet identify, could cause our annual or quarterly operating results to fluctuate. Any change in one or more of these factors could reduce our gross margins in future periods.

We face significant competition from other technology companies.

The market for clean energy technologies and their applications is highly competitive, and there are a variety of potential technologies for the same purpose as ours, from companies around the world. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than we do. As a result, they may be able to respond more rapidly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, the market for our type of technology is in its very early stages. We expect competition to intensify as current competitors develop and expand their product offerings and new competitors enter the market. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. In addition, our customers and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors may also have well established relationships with our potential customers. As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could adversely affect our revenues and operating results.

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

For the fiscal years ended March 31, 2015 and 2014, one customer accounted for 100% and 97% of our consolidated revenues, respectively. We currently have only one customer, and they have only purchased systems on a limited basis. Future customers will be located in a number of disparate geographic regions.  This geographic distribution will make the marketing and product development and sales implementation more difficult, with added costs, with the result that our expenses per customer will be greater than otherwise expected when we have a more robust customer base.  Until we achieve economies of scale in terms of volume and location, we expect that our cost of operations will be greater than if we concentrated on a limited or defined market area.

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

Although we have two marketing and distribution agreements for parts of Latin America and Europe, there is no assurance that these arrangements will generate any sales.

We have concluded two marketing and distribution agreements, one for Mexico and Brazil and one for Europe. To date the focus of these distributors has been in Mexico and Poland and Eastern Europe. Although there are minimum sales objectives stated in the agreements, there have been no notable sales under the agreements to date, and there is no assurance that there will be any sales under the agreements. To date, the sales under these agreements have largely been for beta testing by potential customers. Additionally, because the sales are to be by purchase orders from time to time, there is no assurance of when, if any, orders will be placed. In the event that the sales objectives specified in the agreements are not met, our remedy is to terminate the arrangement.

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

We currently derive all of our revenues from the sale of units based on our HydroPlant™ technology and license fees under our distribution arrangements. We expect revenues from this product family to account for substantially all of our revenues for the foreseeable future. In addition, the market is rapidly evolving and is characterized by an increasing number of market entrants that have introduced and developed competitive products. Our future operating results depend on the development and growth of the market. We have spent, and intend to continue to spend, considerable resources educating potential customers and indirect channel partners about our products. However, we cannot provide assurance that such expenditures will enable our products to achieve or maintain any significant degree of market acceptance.

We may have difficulty managing our growth.

We have begun to expand our operations, and depending on our financial resources, we expect to grow our sales and marketing capabilities, to continue research and development activities and to expand our administrative operations. This expansion is expected to place a significant strain on our management, operational and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service and financial systems, procedures and controls and expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

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

We intend to expand our operations both within the United States and enter selected non-United States markets.  We expect to commit time and development resources to customizing our products for selected markets and to developing sales and support channels. There can be no assurance that these efforts will be successful.

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

Our management group beneficially owns an aggregate of 20,114,497 shares of our common stock representing 9.96%, calculated on the basis of Section 13 of the Exchange Act of 1934 without taking into account the common stock that may be used under various outstanding convertible notes and financing warrant and based on 201,865,149 outstanding shares. Of this amount, Mr. Roger M. Slotkin owns 12,063,671 shares, representing 5.98% of our common stock. There are two additional significant shareholders of HPT Group, Mr. John Durham, who currently holds 30,430,650 shares representing 15.07% of our common stock, and Mr. Philip Levin, who was also a former officer of Hydro Phi, who currently holds 16,303,012 shares representing 8.08% of our common stock.  The management persons and Messrs. Durham and Levin together, and Messrs. Durham and Levin together and independently from the management persons, would be able to influence, if not determine, the outcome of any proposals put to the shareholders, and would be able to determine the election of directors because our board is elected by a plurality vote.  Consequently, investors will have to rely on the decisions of our current management and the additional significant shareholders in respect of our operational and business direction.

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

The potential number of shares of common stock that may be sold by the holders of various convertible notes and a financing warrant may have an adverse effect on the public market of our stock.  Because of the large number of shares that may be issued on conversion of the convertible notes and exercised for the warrant, there may be an adverse effect on the market because of the conversion and/or exercise.  Although there are limits on the holder’s conversion and exercise, investors may not regard these limits when evaluating our common stock available to be sold in the public market.  Therefore, there may be limited demand and excessive price and volume volatility.

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

The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies to include a report of management about their internal control structure and procedures for financial reporting in their annual reports on Form 10-K. The report must discuss the assessment by management of the effectiveness of the internal controls over financial reporting of the Company. We have reported in the Annual Report on Form 10-K, filed for the fiscal year ended March 31, 2015, that management concluded the internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. This assessment could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares and our ability to fund the Company. Although we have added a new controller to our staff, we believe these generally stated material weaknesses will continue until we are in a financial position to add the necessary staffing to address the above factors.

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

ITEM 1B

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2

PROPERTIES

The Company leases approximately 19,400 square feet for its executive offices and operational facilities on a commercial lease in Doraville, Georgia.  The Company’s current leases expire March 31, 2016 and the total monthly lease expense is $6,319.  The Company believes that the rates it is paying under its property leases are competitive in the Atlanta real estate market, and it would be able to find comparable lease properties in the event it changed locations.

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

In June 2014, the Company reached a tentative agreement to settle a lawsuit filed by Cardinal Logistics Management Corporation (“Cardinal”) against the Company for $25,000. Cardinal alleged that the Company did not make payment for certain installation and delivery services involving Cardinal’s vehicles. The Company disputed the allegation in full and filed an answer with affirmative defenses.  In fiscal year 2015, the Company paid Cardinal $25,000 and fulfilled its obligations under terms of the agreement.

ITEM 4

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is reported through the OTCPink.  Our trading symbol was “BCLX” until October 2, 2013, and currently it is trading under the symbol “HPTG,” Quotations for our common stock commenced on March 22, 2013. Trading in our common stock has been sporadic and volatile. The following table sets forth, for the periods indicated, the reported high and low closing bid prices for our common stock as reported through the OTC Markets. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns and commissions. The recorded trading in our common stock should not be deemed to constitute an “established trading market.”

Fiscal year ended March 31, 2015	High	Low
Quarter ended June 30, 2014	$0.59	$0.07
Quarter ended September 30, 2014	$0.17	$0.02
Quarter ended December 31, 2014	$0.03	$0.01
Quarter ended March 31, 2015	$0.03	$0.00

Fiscal year ending March 31, 2014	High	Low
Quarter ended June 30, 2013	$0.52	$0.03
Quarter ended September 30, 2013	$2.00	$0.39
Quarter ended December 31, 2013	--	--
Quarter ended March 31, 2014	$0.85	$0.35

Holders of Our Common Stock

As of the date of the annual report, we had 76 registered shareholders. We believe that we have additional shareholders that hold their shares of common stock through their brokers in “street name.”

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

On November 7, 2014, the Board of Directors of the Company authorized an increase the number of shares under the Plan by 5,000,000 shares, for a total of 10,000,000 shares under the Plan.

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

Separately from the Plan, on November 7, 2014, the Board of Directors of the Company authorized the issuance of shares of common stock to officers and directors as follows: (i) 1,000,000 shares of its common stock to Roger Slotkin; (ii) 1,000,000 shares of Common Stock to Mark Robinson; and (iii) 1,000,000 shares of Common Stock to Reid Meyer, in consideration for services they have rendered to the Company.  In addition, the Board of Directors authorized the issuance of two warrants to employees, Scott Smith and Jonathan Goldman, respectively, in consideration for services they have rendered to the Company.  Each warrant will allow the warrant holder to purchase up to 3,000,000 shares of Common Stock. The Board of Directors further authorized an issuance of 1,000,000 shares of Common Stock to the employees of the Company, to be distributed at the discretion of the Chief Executive Officer of the Company.

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

The Hydro Phi sales and marketing executives are in the process of addressing the identified market place for our system and approaching prospective clients to introduce the HydroPlant™ to fleet managers and owners and users of various diesel and other internal combustion engine applications, including in those territories encompassing the United States, South and Central America and Europe.

Results of Operations for the Fiscal Year Ended March 31, 2015, Compared to the Fiscal Year Ended March 31, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended March 31,
	2015	2014	Change

Revenues	$278,012	$142,050	$135,962

Operating expenses:
General and administrative	1,761,297	5,607,478	(3,846,181)
Research and development	395,462	562,344	(166,882)
Depreciation and amortization	68,377	69,224	(847)
Impairment of intangible assets	-	350,000	(350,000)
Total operating expense	2,225,136	6,589,046	(4,363,910)

Operating loss	(1,947,124)	(6,446,996)	4,499,872

Other income (expense):
Interest expense	(2,331,680)	(377,366)	(1,954,314)
Loss on settlement of litigation	-	(25,000)	25,000
Change in fair value of derivative liability	1,440,508	-	1,440,508
Gain (loss) on settlement of debt and accrued compensation	121,819	(7,662,388)	7,784,207

Total other expense	(769,353)	(8,064,754)	7,295,401

Net loss	$(2,716,477)	$(14,511,750)	$11,795,273

Revenues

Revenues increased by $135,962 to $278,012 for the year ended March 31, 2015 compared to $142,050 for the year ended March 31, 2014.  The increase was primary due to the license and consulting revenue recognized during the entire fiscal year related to the exclusive right to sell the Company’s products in Mexico and Brazil granted to Energia Vehicular Limpia S.A de C.V compared to only license revenue for half of fiscal year 2014.  The increase in revenue from license and consulting fees was partially offset by the decrease of product sales.

General and Administrative Expenses

General and administrative expenses decreased by $3,846,181 to $1,761,297 for the year ended March 31, 2015 compared to $5,607,478 for the year ended March 31, 2014.  The decrease was primarily because the Company only recorded $178,436 in stock-based compensation in 2015 compared to $5,012,917 recorded in 2014 for the issuance of shares and options to employees and the issuance of warrants to a consultant during fiscal year 2014.

Research and Development Expense

Research and development expense decreased by $166,882 to $395,462 for the year ended March 31, 2015 compared to $562,344 for the year ended March 31, 2014. The decrease was mainly due to reduced development spending due to the Company’s financial constraints.

Impairment of intangible assets

On July 5, 2011, the Company entered into a memorandum of understanding (“MOU”) with Advanced Combustion Technology, Inc. (“ACT”) where the Company paid $350,000 in exchanged for a license agreement related to certain proprietary technology and services.  The Company believes ACT did not deliver the units or equipment to the Company or perform the services as set forth in the MOU. The Company is presently evaluating with its counsel whether to file a claim for breach of contract and seek recovery of the payment in Federal District Court, to pursue collection remedies in the California District Court, or to seek a commercial resolution. Due to the uncertainty of the recoverability of the payment, the Company impaired $350,000 of its intangible previously recorded in fiscal year 2014.

Other expense

Other expense was $769,353 for the year ended March 31, 2015 compared to $8,064,754 for the year ended March 31, 2014.  The $7,295,401 decrease in other expense was primarily due to the 2014 loss of $7,764,755 resulting from the settlement of accrued liabilities and notes payables. Gains in 2015 from the changes in fair value of convertible note related derivatives also decreased 2015 other expense as compared to 2014.  These decreases were partially offset by an increase in interest expense from derivative treatment of convertible notes and conversions.

Net Loss

Net loss decreased by $11,795,273 to $2,716,477 for the year ended March 31, 2015 compared to $14,511,750 for the year ended March 31, 2014.  The 2015 decrease was mainly due to the year over year $4,834,481 reduction in stock-based compensation and the year over year $7,764,755 reduction from the settlement of accrued liabilities and notes payables during the fiscal year ended March 31, 2014, as discussed above.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of $3,789,302 and an accumulated deficit of $33,413,345, as of March 31, 2015.

The following table sets forth selected cash flow information for the years ended March 31, 2015 and 2014:

	2015	2014

Net Cash Used in Operating Activities	$(1,851,034)	$(663,246)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	1,818,000	759,575

Net Increase (Decrease) in Cash and Cash Equivalents	(33,034)	96,329
Cash and Cash Equivalents – Beginning of Year	96,446	117

Cash and Cash Equivalents – End of Year	$63,412	$96,446

Cash Flows from Operating Activities

Cash flows used in operating activities increased to $1,851,034 for the year ended March 31, 2015 compared to $663,246 for the year ended March 31, 2014. The change was primarily due to the increase in payments made for employee compensation and consultant fees.

Cash Flows from Investing Activities

We had no cash flows from investing activities for the years ended March 31, 2014 and 2015.

Cash Flows from Financing Activities

Cash flows from financing activities increased to $1,818,000 for the year ended March 31, 2015 compared to $759,575 for the year ended March 31, 2014. Cash received from the issuance of convertible notes increased to $1,865,000 as compared to $65,000 of convertible notes and $694,575 in notes and related party notes issued in 2014.  Payments on debt of $47,000 were made in 2015.

Capital Resources

General

Prior to the reverse merger transaction in September 2013 between Hydro Phi and Big Clix Corp, Hydro Phi, the current operating subsidiary of HPT Group, financed itself primarily from the sale of equity securities and loans from shareholders and related parties. All of the preferred stock and common stock of Hydro Phi that was issued in financing and other circumstances, including the conversion of certain debt and payment obligations into Hydro Phi equity or equity based warrants, were converted or assumed in the merger transaction into shares of HPT Group.   In the fiscal year ended March 31, 2014, Hydro Phi raised an aggregate of $759,575 in capital through notes.  During the fiscal year ended March 31, 2015, Hydro Phi raised an aggregate of $1,865,000 in capital through notes.  At March 31, 2015, Hydro Phi had notes payable of $65,000 to unrelated parties, and notes payable to related parties of $1,119,396. Of its total liabilities at March 31, 2015, Hydro Phi had accounts payable and accrued liabilities to related parties of $71,945 and accrued compensation of $226,752.

At March 31, 2015, we had $3,918,818 in total current liabilities.  These obligations will impact our available working capital for our operations, and will adversely impact our liquidity. Therefore, we will have to continue to negotiate with our creditors to balance our ability to pay our outstanding obligations and to fund our business.  We anticipate, but can give no assurance that we will be able to negotiate extending due dates on outstanding payables and other obligations, and if we are able to negotiate extensions whether or not this will raise the cost of our obligations for such things as the payment of interest or interest at higher rates.  Additionally, the outstanding obligations may have to be secured, which will act as a priority that would prevent us from getting other forms of financing, unless those with a priority are willing to subordinate their security interest. Such obligations may also impact our general ability to raise additional equity as well as debt funds, as investors and lenders may find our debt obligations to be limitation on our ability to operate and meet our obligations when they come due.  As mentioned elsewhere, our limited revenues are not currently sufficient to pay our obligations.  As such we also risk the fact that our creditors may seek action for repayment with the result that we may have to seek bankruptcy protection.

April 25, 2014 Financing

The Company entered into a Securities Purchase Agreement, dated April 25, 2014, which was amended July 29, 2014, with 31 Group, LLC (the “April Purchase Agreement”). Under the April Purchase Agreement the Company first sold 31 Group, LLC a convertible note with an initial principal amount of $924,000 (the “Initial Convertible Note”), for a purchase price of $600,000. Because the Company met its obligations under the registration rights agreement associated with this financing, the principal amount of the Initial Convertible Note was reduced to $624,000 in July 2014.  The Company then sold under the April Purchase Agreement two additional notes for an aggregate principal amount of $728,000 for a total purchase price of $700,000 (the “Additional Convertible Notes”). The Initial Convertible Note matures on April 28, 2016, accrues interest at an annual rate of 8.0%.  The Additional Convertible Notes, in principal amounts of $104,000 and $624,000, mature July 29, 2016 and August 6, 2016, respectively, and accrue interest at an annual rate of 8.0%. All these convertible notes are convertible at any time after issuance, in whole or in part, at the investor’s option, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under these convertible notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of Common Stock of the Remaining Amount.  As of March 31, 2015, because of conversions, the principal of the Convertible Notes was $880,000 and interest due was $71,686.  The Company issued 61,112,346 shares upon conversion of principal and interest under the Convertible Notes.

December 4, 2014 Financing

On December 4, 2014, the Company entered into a securities purchase agreement with 31 Group, LLC (“31 Group”), under which 31 Group purchased from the Company two convertible notes in the principal amounts of $385,000 (the “First December Note”) and $275,000 (the “Second December Note,” collectively, the First December Note and the Second December Note are referred to as the “December Notes”), for the cash purchase amounts of $350,000 and $250,000, respectively, or a total proceeds to the Company of $600,000.  The First December Note was issued on December 4, 2014 and matures on May 17, 2016. The Second December Note was issued on February 5, 2015 and matures on July 30, 2016.  Each of the December Notes bears interest at 8% per annum, and 31 Group can convert the December Notes, in whole or in part, into shares of the Company’s common stock commencing six months after issuance. The Company is required to reserve a portion of its common stock based on a multiple of the number shares issuable upon full conversion of the December Notes, subject to a minimum.  The reserved amount of shares will be adjusted every month, pursuant to the conversion formula set forth in the notes.  The 31 Group also has participation rights in certain subsequent placements of equity and equity-related securities of the Company prior to the second anniversary of the purchase agreement, which is December 4, 2016.

The purchase agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties.  The December Notes include customary event of default provisions and cross-default provisions in connection with any other agreements and/or instruments between the Company and 31 Group.  Upon the occurrence of an event of default, the December Notes will become immediately due and the Company is required to pay a penalty.  The December Notes include limitations on its prepayment and protective provisions for 31 Group to receive benefits in the events of fundamental transactions and changes of control transactions.

31 Group, as the holder of the December Notes, will not be entitled to vote, to consent, to receive dividends, or to exercise any rights whatsoever as our shareholders.  If, however, the Company declares a dividend or make a distribution of its assets, 31 Group will be entitled to that distribution to the same extent that 31 Group would have participated therein if it had held the number of shares of Common Stock then acquirable upon complete exercise of the December Notes.

At no time will 31 Group be entitled to convert any portion of the Notes, to the extent that after such exercise/conversion, 31 Group (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

In addition, the purchase agreement provides a royalty payment (the “Royalty Payment”) to 31 Group of 3% of the cash revenue from the sales of the Company’s HydroPlant™ units, after the Company receives $500,000 from the sales of HydroPlant™ units, and the Royalty Payment will continue to be due for a period of twenty-four months beginning the date that 31 Group receives its first Royalty Payment. The Royalty Payment does not apply to other revenues of the Company such as from servicing, advertising, consulting, royalties, territorial allocation fees, late payment charges or other fees and revenues or earnings of the Company.

April 15, 2015 and May 27, 2015 Financings

On April 15, 2015, the Company entered into securities purchase agreements as of April 9, 2015, with two separate accredited investors, under which they each purchased separately from the Company a convertible note of the Company in the principal amount of $100,833 (the “April 2015 Notes”), for the cash purchase amount of $91,667, for total proceeds to the Company of $183,334.  The April 2015 Notes will mature on October 9, 2016, and they bears interest at 8% per annum.

On May 27, 2015, the Company sold to the holders of the April 2015 Notes additional convertible notes, pursuant to separate securities purchase agreements dated May 27, 2015, each in the principal amount of $55,000 (the “May 2015 Notes”), for the cash purchase price of $50,000, for total proceeds of $100,000.  Each May 2015 Note matures on May 27, 2016, and they bear interest at 8% per annum.

Each investor, separately, can convert their respective April 2015 Notes and May 2015 Notes, in whole or in part, from time to time, into shares of the Company’s common stock commencing six months after issuance. The Company is required to reserve a portion of its common stock based on a multiple of the number shares issuable upon full conversion of the notes, subject to a minimum number of shares, which will be adjusted every month, pursuant to the conversion formula set forth in the notes. Each investor separately has participation rights in certain subsequent placements of equity and equity-related securities of the Company, which continue until May 27, 2016, based on the later of the May 2015 Notes.

Each purchase agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties.  The April 2015 Notes and May 2015 Notes include customary event of default provisions and cross-default provisions in connection with any other agreements and/or instruments between the Company and the investors and other note holders.  Upon the occurrence of an event of default, the April 2015 and May 2015 Notes will become immediately due, and the Company will be required to pay a penalty interest amount.  The April 2015 and May 2015 Notes include limitations on principal and interest prepayment and include investor protective provisions, including the right to receive benefits in the event of fundamental transactions and change of control transactions.

Each investor in the April 2015 Notes and May 2015 Notes will not be entitled to vote, to consent, to receive dividends, or to exercise any rights whatsoever as our shareholders.  If, however, the Company declares a dividend or makes a distribution of its assets, the investors will be entitled to that distribution to the same extend that the investors would have participated therein if they had held the number of shares of Common Stock then acquirable upon complete conversion of their notes.

At no time will the investors be entitled to convert any portion of their April 2015 Notes and May 2015 Notes if after such exercise/conversion, the investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

June 17, 2015 Financing

As of June 17, 2015, the Company entered into two securities purchase agreements with accredited investors to sell convertible notes of the Company, each in the principle amount of $35,000, for the cash purchase amount of $32,500.  The notes mature on June 17, 2016, and bear interest at 8% per annum.

Each investor can convert its note, in whole or in part, from time to time, into shares of the Company’s common stock commencing six months after issuance. The Company is required to reserve a portion of its common stock based on a multiple of the number shares issuable upon full conversion of the note, subject to a minimum.  The reserved amount will be adjusted every month, pursuant to the conversion formula set forth in the note. The reserved amount may only be implemented when the Company has increased its authorized number of shares of Common Stock, which increase will require the approval of the shareholders of the Company.  Notwithstanding the need to increase the authorized number of shares under the terms of the purchase agreements, the investors have reserved for their prior notes a large number of shares, which may be used for the conversion of this note, with their agreement.

Each investor has participation rights in certain subsequent placements of equity and equity-related securities of the Company prior to the first anniversary of the purchase agreement.

Each purchase agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties.  Each note includes customary event of default provisions and cross-default provisions in connection with any other agreements and/or instruments between the Company and the investors.  Upon the occurrence of an event of default, the notes will become immediately due and the Company will be required to pay a penalty interest amount.  The notes include limitations on principal and interest prepayment and include investor protective provisions, including the right to receive benefits in the event of fundamental transactions and change of control transactions.

Each investor, as a note holder, will not be entitled to vote, to consent, to receive dividends, or to exercise any rights whatsoever as our shareholders.  If, however, the Company declares a dividend or makes a distribution of its assets, the investors will be entitled to the distribution to the same extend that the investors would have participated therein if the investor had held the number of shares of Common Stock then acquirable upon complete conversion of their note.

Each investor is not entitled to convert any portion of their note, to the extent that after such exercise/conversion, the investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

Financing Requirements

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

Going Concern

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. The Company, on a consolidated basis, will need a substantial amount of capital to fund its operations, to repay its outstanding debt and to comply with its SEC reporting obligations. During the next twelve months, we expect that to be able to sustain our current operations, with no significant increase in operations, we will need approximately $1,500,000 to meet our expenses. We will need additional funding to repay our outstanding obligations due during that period. We have no contracts or arrangements for any funding at this time.  Recently, we have been able only to obtain small amounts of funding through the sale of discounted, convertible notes to repeat investors, which convert on a discount to market as determined by the note holder.  These investors have pre-emptive rights, which may limit the ability of the Company to raise funds from new investors. Additionally, the current number of shares of common stock that may be issued if the outstanding convertible notes are converted may deter new investors. There can be no assurance that we will be able to raise any funding or will be able to meet its accrued obligations.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.   As a result of the fact that the financial resources are inadequate for our business operations and current obligations at this time and the Company has continuing losses, a capital deficit, and substantial outstanding debt, there is a substantial doubt as to its ability to continue as a going concern, and potentially to meet our obligations as they become due from time to time.

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, the sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were ineffective as of the end of the period covered by this annual report.

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

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of March 31, 2015, our internal controls over financial reporting were not effective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that has occurred that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title

HPT Group
Roger M. Slotkin	63	Director (Chairman of the Board) and Chief Executive Officer of HPT Group
Reid Meyer	53	Director
Mark Robinson	59	Director

Hydro Phi
Reid Meyer	53	Chief Operating Officer of Hydro Phi
Jonathan Goldman	55	Chief Technology Officer of Hydro Phi

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

Executive Officers of Subsidiary

Reid Meyer

Mr. Reid Meyer also is a director of Hydro Phi Group.  See above biographical information.

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

ITEM 11

COMPENSATION

Compensation of our Named Executive Officers

We have identified Messrs. Roger M. Slotkin, Reid Meyer and Jonathan Goldman as our named executive officers for the fiscal years ending March 31, 2015 and 2014, as indicated below.

Summary Compensation Table

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal years ended March 31, 2014 and 2015:

Name and Principal Position	Fiscal Year	Salary	Stock Award	Warrant/Option Award	Total Compensation

Roger M. Slotkin, CEO and Director (HPT Group and Hydro Phi)(1)	2015	$250,000	$20,900	$-	$270,900
	2014	$246,712	$-	$-	$246,712

Reid Meyer COO (Hydro Phi)	2015	$150,000	$20,900	$46,844	$217,744
	2014	$56,250	$-	$-	$56,250

Jonathan Goldman, CTO (Hydro Phi)	2015	$126,600	$-	$4,753	$131,353
	2014	$123,300	$-	$228,200	$351,500

_____________

(1)

Mr. Slotkin was engaged as the Chief Executive Officer of Hydro Phi through his consulting firm (RS Management Ltd.) under an executive management contract for the period June 2012 to July 2013.  Commencing with the consummation of the merger transaction he will be employed directly by HPT Group, and serves as the Chief Executive Officer and a director of both HPT Group and Hydro Phi, under an employment agreement with the Hydro Phi.

Employment Agreements

Hydro Phi, entered into a two-year employment agreement with Mr. Slotkin on July 13, 2013.  The agreement provides that he will act as the Chief Executive Officer of HPT Group and Hydro Phi.  Mr. Slotkin will be paid a salary of $250,000 per annum and regular benefits, and is entitled to a car allowance.  He also may be awarded merit based performance increases.  Mr. Slotkin is eligible additional bonus compensation and for stock options to be determined and awarded in the discretion of the board of directors.  The agreement provides for various termination events and restrictive covenants on competitive employment and for non-solicitation of employees, customers and vendors.

On June 24, 2015 the Company’s board of directors approved by written consent, a one year extension of Mr. Slotkins’ employment agreement.

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

On November 7, 2014, the Board of Directors of the Company authorized to increase the number of shares under the Plan by 5,000,000 shares, for a current authorized amount of 10,000,000 shares.

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

Other Equity Awards

On November 7, 2014, the Board of Directors of the Company authorized the issuance of shares of common stock to officers and directors as follows: (i) 1,000,000 shares of its common stock to Roger Slotkin; (ii) 1,000,000 shares of Common Stock to Mark Robinson; and (iii) 1,000,000 shares of Common Stock to Reid Meyer, in consideration for services they have rendered to the Company.  In addition, the Board of Directors authorized the issuance of two warrants to employees, Scott Smith and Jonathan Goldman, respectively, in consideration for services they have rendered to the Company.  Each warrant will allow the warrant holder to purchase up to 3,000,000 shares of Common Stock. The Board of Directors further authorized an issuance of 1,000,000 shares of Common Stock to the employees of the Company, to be distributed at the discretion of the Chief Executive Officer of the Company.

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

The table below reflects an aggregate of 201,865,149 shares issued and outstanding as the date of this Annual Report.

Name of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership (1)	Percentage (2)
Roger M. Slotkin	Director (Chairman of the Board) and CEO of HPT Group	12,063,671	5.98%

Reid Meyer(3)	Director of HPT Group and Chief Operating Officer of Hydro Phi	2,525,413	1.25%

Mark Robinson (4)	Director of HPT Group	1,500,000	0.74%

Jonathan Goldman (5)	Chief Technology Officer of Hydro Phi	4,025,413	1.99%

All officers and directors of HPT Group and Hydro Phi (four persons)(3)(4)(5)		20,114,497	9.96%

5% and Greater Holders

John Durham		30,430,650	15.07%

Philip Levin		16,303,012	8.08%

31 Group, LLC(6)		201,742,082(7)

John Durham (convertible notes)		68,046,215

Philip Levin (convertible notes)		37,496,205

Carnegie LLC (convertible notes)		124,395,020

____________

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) Based on 201,865,149 shares of our common stock issued and outstanding.

(3) Does not include the 500,000 shares of our common stock subject to options granted in April 2014 that are not yet vested and do not vest within 60 days. Includes 500,000 shares of our common stock subject to options granted in April 2014 that vested on April 29, 2015.

(4) Does not include the 500,000 shares of our common stock subject to options granted in April 2014 that are not yet vested and do not vest within 60 days. Includes 500,000 shares of our common stock subject to options granted in April 2014 that vested on April 29, 2015.

(5) Includes 753,929 shares subject to a currently exercisable warrant expiring in July 2016 and 3,000,000 shares subject to a currently exercisable option expiring in November 2019.

(6) The business address of 31 Group LLC (“31 Group”) is c/o Magna Group, 5 Hanover Square, New York, New York 10004. Mr. Joshua Sason is a member and the controlling person of 31 Group, with sole voting control and investment discretion over securities held by 31 Group, and may be deemed to share beneficial ownership of any securities beneficially owned by 31 Group.  Mr. Sason disclaims beneficial ownership of these securities.

(7) Consists of 199,095,023 shares of common stock issuable upon conversion of Convertible Notes and 2,647,059 shares of common stock issuable upon exercise of the Warrant by 31 Group. Both the conversion of the Convertible Note and the exercise of the Warrant are subject to a 4.99% blocker, which limit may be increased to 9.99% at the election of 31 Group. The above shares and percentage do not apply the foregoing described blocker provision, and assumes that all the shares indicated have been issued to 31 Group. All the of shares issuable on conversion of the Convertible Notes as indicated may not be issued because the conversion rate is variable.

ITEM 13

Certain Relationships and Related Transactions

Mr. Slotkin was engaged by Hydro Phi through his consulting firm, RS Management, Ltd., from June 2012 to July 13, 2013, to act in the capacity of CEO and director of Hydro Phi.  The compensation paid to RS Management, Ltd is reflected in the above table of compensation to management.  In addition to the above compensation, under the terms of the consulting agreement and as additionally determined by the board of directors of Hydro Phi as additional compensation, Mr. Slotkin was awarded shares of common stock of Hydro Phi, which were converted into 11,063,674 shares of HPT Group. Mr. Slotkin was also reimbursed his business expenses under the terms of the consulting agreement. As of July 13, 2013, Mr. Slotkin became an employee of Hydro Phi, for services to be rendered to HPT Group and Hydro Phi, under the terms of a written agreement between HPT Group and himself which is described above.

From time to time, Hydro Phi received advances from its officers and stockholders for its operations.

Hydro Phi, prior to the merger transaction on September 25, 2013, had written employment agreements with its several of its key employees and officers, other than as Mr. Slotkin with whom it had a written consulting agreement. These employment agreements were not continued after the merger transaction, and each of the persons who were employed thereunder have continued as an at will employee without a written agreement. The HPT Group financial statements, which include the operations of Hydro Phi, account for accrued compensation due to employees and officers who participated in active management roles and worked without pay or limited pay prior to the merger transaction.  The accrued compensation as of March 31, 2015 and 2014 was $226,752 and $281,752, respectively. In the merger transaction, a portion of the accrued compensation was converted into warrants to acquire equity, and on a pro forma basis taking the merger transaction into account, the accrued compensation at March 30, 2013 was reduced by $1,767,649; the warrants represent the right to purchase 3,313,336 shares of common stock of the HPT Group, were issued to Messrs. Goldman, Smith and Sharma and others.  There is no set date for payment of the unpaid accrued expense which was not converted. Payment of the accrued compensation is conditional upon the success of the HPT Group and the approval of the board of directors of the HPT Group.

As of March 31, 2014, Hydro Phi had accrued interest from a note payable to Carnegie Technologies, LLC, a related party, in the amount $811,267.  The principal amount due under this promissory note was loaned to Hydro Phi in a series of advances during the fiscal years ended March 31, 2010 and 2009. The note accrued interest at 6% from the funding dates. The note matures on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the board of directors of Hydro Phi. Hydro Phi agreed in the note not to make any payment with respect to principal and interest until the entire outstanding principal and accrued interest due under certain 7.5% notes and certain 15% notes was paid or discharged in full. The holder of this note agreed to convert $3,143,870 of the outstanding principal and interest due under the note to common stock on the same terms and conditions offered to all the other note holders, which amount was converted on September 25, 2013, concurrently with the merger transaction. In November 2014, the outstanding accrued interest of $811,267 was exchanged for convertible debt that is convertible at $0.01 per share.

As of March 31, 2014, there were convertible notes payable to related parties, John Durham and Philip Levin, in the amount of $450,251. Accrued interest related to the notes was $125,129 at March 31, 2014. On February 28, 2013, Hydro Phi issued convertible notes to Carnegie, then a principal owner of Hydro Phi, and other associated parties, Messrs. Durham and Levin, for a principal amount of up to $3,000,000, which was subsequently increased as a result of the extension of additional loans. The principal amount due under the convertible notes was advanced to Hydro Phi, from time to time beginning in September 14, 2009. The notes accrued interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher. For the year ended March 31, 2013, and part of the year ended March 31, 2014, the effective interest rate was 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable could have been 15% under the terms of the notes because of other borrowings by Hydro Phi.  The notes were due on demand, secured by all assets of Hydro Phi and convertible to common shares before December 31, 2014, at the conversion rate of $0.03 to $0.05. The holders of these notes agreed to convert $3,143,870 of the outstanding principal and interest due under the notes to common stock on the same terms and conditions offered to all the other note holders, which amount was converted on September 25, 2013, concurrently with the merger transaction.

During the fiscal year ended March 31, 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2014. During the fiscal year ended March 31, 2015, $445,813 of the outstanding principal and related accrued interest was exchanged for part of two convertible notes.

On September 4, 2013, Hydro Phi issued $65,000 in promissory notes to two related parties, Messrs. John Durham and Philip Levin each of whom was shareholders of Hydro Phi. The notes bear interest at 8% per annum and mature on August 31, 2014.  During fiscal year 2015 Messrs. John Durham and Philip Levin agreed to extend the maturity of aforementioned noted to August 31, 2015. In November 2014, the $65,000 outstanding principal and related accrued interest was exchanged for part of two convertible notes.

We entered into a marketing agreement for Europe through an affiliated company, HydroPhi Technologies Europe S.A. (“HTEurope”).  We own approximately 21% of the capital of HTEurope, and we have the right to name the Vice President of the Management Board and two supervisory board members of HTEurope. The territory covered by the distribution arrangement is all of Europe, however, the current focus of marketing is Poland and Eastern Europe.   Under a distribution agreement, we have granted to HTEurope the exclusive right to market and distribute the HydroPlant™ system in Europe for five years, subject to automatic renewal after the first five years if certain conditions are met.  In exchange, HTEurope agreed to pay the Company $10,000 as the initial consideration for the grant of the distribution arrangement.  HTEurope is further obligated to pay the Company an aggregate sum of $490,000 upon the successful testing of our system in a potential fleet customer located in the distribution zone. As of the date of this report, this amount has not become due.  Upon reaching a total sales of $2,500,000 of our system by HTEurope, HTEurope will pay the Company an additional $500,000 as the balance of the license fee for the distribution arrangement. The distribution agreement further requires HTEurope to purchase a minimum of the HydroPlant™ system once it has achieved an initial capital raise.

For the year ended March 31, 2015 and 2014, the Company incurred $11,881 and $0 for an equipment lease from a company controlled by one of our shareholders.

ITEM 14

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	March 31, 2015	March 31, 2014

(i) Audit Fees
GBH CPAs, PC	$42,500	$75,500
(ii) Audit Related Fees	-	-
(iii) Tax Fees
GBH CPAs, PC	5,000	-
(iv) All Other Fees
GBH CPAs, PC	6,500	-
Total	$54,000	$75,500

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15.

EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation (Incorporated by reference to the registration statement on Form S-1 filed on July 29, 2010).
3.2*	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on October 7, 2013 – change of name).
3.3*	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Current Report dated January 9, 2015 – increase in capitalization)
3.4*	By-Laws Articles of Incorporation (Incorporated by reference to the registration statement on Form S-1 filed on July 29, 2010).
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

10.5*	Form of Warrant Agreement issued by Hydro Phi and assumed by the Registrant – Assumption Agreement (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).
10.6*	Form of Employment Agreement between Registrant (subsidiary) and Roger Slotkin (incorporated by reference to the Current Report on Form 8-K/A filed on December 17, 2013)
10.7*	Form of Distribution Agreement with Energia Vehicular Limpia S.A. de C.V. dated August 22, 2013 (incorporated by reference to the Current Report on Form 8-K/A filed on December 17, 2013).
10.8*	Securities Purchase Agreement between the Registrant and 31 Group, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.9*	Form of Convertible Note issued by the Registrant to 31 Group, LLC on April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.10*	Form of Warrant Agreement issued by Registrant to 31 Group, LLC, dated as of April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.11*	Form of Registration Rights Agreement between the Registrant and 31 Group, LLC, dated as of April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.12*	Form of 2014 Non-Qualified Equity Performance Award Plan (incorporated by reference to the Current Report on Form 8-K filed on May 1, 2014).
10.13*	Convertible Note, for 31 Group, LLC, issued on December 4, 2014, in principal amount of $385,000 (incorporated by reference from Exhibit 4.1 to Current Report dated December 4, 2014)
10.14*	Convertible Note, for 31 Group, LLC, issued on February 5, 2015, in principal amount of $275,000 (incorporated by reference from Exhibit 4.1 to Current Report dated December 4, 2014)
10.14*

Securities Purchase Agreement, dated as of December 4, 2014, by and between HydroPhi Technologies Group, Inc. and 31 Group, LLC, relating to principal notes in amounts of $385,000 and $275,000 (incorporated by reference from Exhibit 10.1 to Current Report dated December 4, 2014)

10.15*	Loan Conversion Agreement with Philip Levin dated November 12, 2014 (incorporated by reference from Exhibit 10.1 to Current Report dated November 12, 2014)
10.16*	Loan Conversion Agreement with John Durham dated November 12, 2014 (incorporated by reference from Exhibit 10.2 to Current Report dated November 12, 2014)
10.17*	Form of Convertible Notes, dated April 9, 2015, in aggregate principle amount of $201,666.30 (incorporated by reference from Exhibit 4.1 to Current Report dated April 15, 2015)
10.18*

Form of Securities Purchase Agreement, dated as of April 9, 2015, by and between HydroPhi Technologies Group, Inc., and two accredited investors, relating to principal notes in aggregate principal amount of $201,666.30 (incorporated by reference from Exhibit 10.1 to Current Report dated April 15, 2015)

10.19*	Form of Convertible Notes, dated May 27, 2015, in aggregate principle amount of $110,000 (incorporated by reference from Exhibit 4.1 to Current Report dated May 27, 2015)

10.20*

Form of Securities Purchase Agreement, dated as of May 27, 2015, by and between HydroPhi Technologies Group, Inc., and two accredited investors, relating to principal notes in aggregate principal amount of $110,000 (incorporated by reference from Exhibit 10.1 to Current Report dated May 27, 2015)

10.21*	Form of Convertible Notes, dated as of June 17, 2015, in aggregate principle amount of $70,000 (incorporated by reference from Exhibit 4.1 to Current Report dated June 18, 2015)
10.22*

Form of Securities Purchase Agreement, dated as of June 17, 2015, by and between HydroPhi Technologies Group, Inc., and two accredited investors, relating to principal notes in aggregate principal amount of $70,000 (incorporated by reference from Exhibit 10.1 to Current Report dated June 18, 2015)

21	List of Subsidiaries
31.1	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document
EX-101.SCH	Taxonomy Extension Schema
EX-101.CAL	Taxonomy Extension Calculation Linkbase
EX-101.DEF	Taxonomy Extension Definition Linkbase
EX-101.LAB	Taxonomy Extension Label Linkbase
EX-101.PRE	Taxonomy Extension Presentation Linkbase

*  Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROPHI TECHNOLOGIES GROUP, INC.

By:	/s/ Roger M. Slotkin
Name:	Roger M. Slotkin
Title:	President, Chief Executive Officer and Director

Date: June 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Roger M. Slotkin	President, Chief Executive Officer, and Director	June 26, 2015
Roger M. Slotkin

/s/ Reid Meyer	Director	June 26, 2015
Reid Meyer

/s/ Mark Robinson	Director	June 26, 2015
Mark Robinson

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

TABLE OF CONTENTS

Audited Financial Statements of

HydroPhi Technologies Group, Inc.

As of and for the Years Ended March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HydroPhi Technologies Group, Inc.

Doraville, Florida

We have audited the accompanying consolidated balance sheets of HydroPhi Technologies Group, Inc. as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. HydroPhi Technologies Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HydroPhi Technologies Group, Inc. as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 26, 2015

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Balance Sheets

As of March 31, 2015 and 2014

	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$63,412	$96,446
Accounts receivable	-	1,050
Inventory	42,000	-
Prepaid expenses and other current assets	24,104	7,055
Total Current Assets	129,516	104,551

Property and equipment, net of accumulated depreciation	2,058	5,435
Intangible assets, net of accumulated amortization	358,500	423,500
Deferred financing costs	1,718	-

Total Assets	$491,792	$533,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$1,640,592	$1,576,290
Accounts payable and accrued liabilities – related parties	71,945	942,847
Accrued compensation	226,752	281,752
Advance from customer	60,800	60,800
Deferred revenues	692,333	969,000
Notes payable	65,000	46,603
Notes payable – related party	4,438	515,251
Short-term convertible debts – related party	1,114,958	-
Short-term portion of other long-term debt	42,000	-
Total Current Liabilities	3,918,818	4,392,543

Long-term convertible debts	560,264	-
Derivative liabilities	1,803,965	-
Other long-term debt	14,000	-
Total Liabilities	6,297,047	4,392,543

Commitment and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized; 167,377,472 and 102,665,126 shares issued and outstanding, respectively	16,738	10,267
Additional paid-in capital	27,591,352	26,827,544
Accumulated deficit	(33,413,345)	(30,696,868)
Total Stockholders’ Deficit	(5,805,255)	(3,859,057)

Total Liabilities and Stockholders’ Deficit	$491,792	$533,486

See accompanying notes to these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Operations

For the years ended March 31, 2015 and 2014

	2015	2014

Revenues	$278,012	$142,050

Operating expenses:
General and administrative	1,761,297	5,607,478
Research and development	395,462	562,344
Depreciation and amortization	68,377	69,224
Impairment of intangible asset	-	350,000
Total operating expense	2,225,136	6,589,046

Operating loss	(1,947,124)	(6,446,996)

Other income (expenses):
Interest expense	(2,331,680)	(377,366)
Loss on settlement of litigation	-	(25,000)
Change in fair value of derivative liabilities	1,440,508	-
Gain (loss) on settlement of debt and accrued compensation	121,819	(7,662,388)

Total other expense, net	(769,353)	(8,064,754)

Net loss	$(2,716,477)	$(14,511,750)

Net loss per common share – basic and diluted	$(0.02)	$(0.24)

Weighted average common shares outstanding – basic and diluted	119,532,410	59,932,079

See accompanying notes to these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended March 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Deficit

Balances – March 31, 2013	8,547,190	$855	$2,701,495	$(16,185,118)	$(13,482,768)
Shares issued for services	11,055,336	1,106	4,863,243	-	4,864,349
Notes payable discount	-	-	44,155	-	44,155
Shares issued for accounts payable settlement	1,330,430	133	838,038	-	838,171
Shares issued for notes payable and convertible notes payable conversion	55,870,710	5,587	17,231,756	-	17,237,343
Warrants issued for services	-	-	148,568	-	148,568
Warrants issued to settle accrued compensation	-	-	1,002,875	-	1,002,875
Adjustment for reverse merger	25,861,460	2,586	(2,586)	-	-
Net loss	-	-	-	(14,511,750)	(14,511,750)

Balances – March 31, 2014	102,665,126	10,267	26,827,544	(30,696,868)	(3,859,057)
Reclassification of fair value on derivative warrants from equity to liability	-	-	(60,527)	-	(60,527)
Shares issued to employees and directors for services	3,600,000	360	74,880	-	75,240
Options issued to employees for services	-	-	93,688	-	93,688
Shares issued for conversion of debts	61,112,346	6,111	655,767	-	661,878
Net loss	-	-	-	(2,716,477)	(2,716,477)

Balances – March 31, 2015	167,377,472	$16,738	$27,591,352	$(33,413,345)	$(5,805,255)

See accompanying notes to these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Cash Flows

For the years ended March 31, 2015 and 2014

	2015	2014

Cash Flows From Operating Activities
Net loss	$(2,716,477)	$(14,511,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	178,436	5,012,917
Depreciation and amortization	68,377	69,224
Impairment of intangible asset	-	350,000
Amortization of deferred financing costs	20,107	-
Amortization of debt discount	1,612,007	25,758
Non-cash interest expense related to conversion feature of notes payable	565,203	-
Change in fair value of derivative liability	(1,440,508)	-
Loss on settlement of litigation	-	25,000
Gain (loss) on settlement of debt and accrued compensation	(121,819)	7,662,388
Changes in operating assets and liabilities:
Accounts receivable	1,050	(1,050)
Inventory	(42,000)	-
Prepaid expenses and other current assets	(3,874)	(486)
Accounts payable and accrued liabilities	289,453	386,903
Accounts payable and accrued liabilities – related parties	70,678	149,664
Accrued compensation	(55,000)	(800,814)
Deferred revenues	(276,667)	969,000
Net Cash Used in Operating Activities	(1,851,034)	(663,246)

Cash Flows From Financing Activities
Net proceeds from convertible notes payable	1,865,000	-
Proceeds from notes payable	-	65,000
Proceeds from notes payable – related party	-	694,575
Payments on debt	(47,000)	-
Net Cash Provided by Financing Activities	1,818,000	759,575

Net Increase (Decrease) in Cash and Cash Equivalents	(33,034)	96,329
Cash and Cash Equivalents – Beginning of Year	96,446	117

Cash and Cash Equivalents – End of Year	$63,412	$96,446

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Shares issued for accounts payable settlement and notes and convertible notes payable conversion	$661,878	$18,075,514
Warrants issued to settle accrued compensation	$-	$1,002,875
Notes payable discount	$2,715,018	$44,155
Note issued to settle accounts payable	$103,000	$-
Fair Value of tainted warrants reclassified from equity to liability	$60,527	$-
Conversion of accrued interest-related parties to notes payable-related parties	$75,716	$-
Conversion of accrued interest-related parties to convertible debt-related parties	$865,864	$-
Fair value of warrants issued with convertible notes classified as derivative liability	$83,762	$-
Debt discount-derivative liability on note conversion feature	$2,715,018	$-

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

The unaudited pro forma results of operations for the year ended March 31, 2014, as though this acquisition had taken place at the beginning of the fiscal 2014, is as follows. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

Revenues	$142,050
Net loss	(14,499,863)
Loss per common share – basic and diluted	(0.14)
Weighted average common shares outstanding – basic and diluted	100,181,462

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a net working capital deficit at its most recent fiscal year end, has suffered recurring losses from operations, and has an accumulated deficit of approximately $33 million through March 31, 2015.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to survive.

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

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on previously reported net income.

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

Concentration of Credit Risks

The Company has no significant off-balance sheet risks related to foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company currently maintains its cash equivalent balance with one major national financial institution.   The Company, by policy, routinely assesses the financial strength of our customers and financial institutions.  The Company does not currently have any outstanding accounts receivables.

Cash and Cash Equivalents

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on its historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. As of March 31, 2015 and 2014, the allowance for doubtful accounts was $0. For the years ended March 31, 2015 and 2014, the Company recorded bad debt expenses of $0.

Inventory

The Company utilizes a perpetual inventory system and inventory is accounted for using the first-in-first-out (FIFO) method. The Company had raw materials of $42,000 in its inventory as of March 31, 2015.

Investments

Investment in entities in which the Company can exercise significant influence but does not own a majority equity interest or control are accounted for using the equity method of accounting. The Company has determined that its 20.05% investments in Hydro Phi Technologies Europe (“HTEurope”) should be accounted for using the equity method.  The equity method requires that the Company accounts for the investment in HTEurope at historical price, and adjust the balance for the Company’s ownership of the net income or loss of HTEurope. The Company discontinues applying the equity method if an investment has been reduced to zero and the Company is not required to advance additional fund to an investee.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At March 31, 2015 and 2014, no revision to the remaining amortization period of the intangible assets was made.

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

Deferred Financing Costs

The Company recorded deferred financing costs on the balance sheet as an asset and utilized the effective interest rate amortization method to expense deferred financing costs over the life of the related notes. As of March 31, 2015, the Company had remaining unamortized deferred financing costs of $1,718 recorded on its books.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2015 and 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At March 31, 2015	$-	$-	$1,803,965	$1,803,965
At March 31, 2014	-	-	-	-

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

Research and Development

Research and development costs are expensed as incurred. For the years ended March 31, 2015 and 2014, the Company recorded research and development expense of $395,462 and $562,344, respectively.

Share-Based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model or modified binomial valuation model and common shares based on the last applicable market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the year ended March 31, 2014, potentially issuable shares includes warrants to purchase 4,013,336 shares of the Company’s common stock have been excluded from the calculation.  For the year ended March 31, 2015, potentially issuable shares, including warrants to purchase 12,660,395 shares of the Company’s common stock and notes payable convertible to 372,022,796 shares of the Company’s common stock, have been excluded from the calculation.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In April 2015, the FASB issued an Accounting Standards Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2015	March 31, 2014
Machinery and equipment	7	$8,387	$8,387
Computer equipment	5	5,840	5,840
Computer software	5	12,820	12,820
Office furniture and equipment	5	850	850

Subtotal		27,897	27,897
Less: accumulated depreciation		(25,839)	(22,462)

Total property and equipment, net		$2,058	$5,435

Depreciation expense for the years ended March 31, 2015 and 2014 was $3,377 and $4,224, respectively.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2015	March 31, 2014
Hydrogen On Demand Intellectual Property	$650,000	$650,000
ACT Intellectual Property	-	-
Other	1,000	1,000

Subtotal	651,000	651,000
Less: accumulated amortization	(292,500)	(227,500)

Total intangible assets, net	$358,500	$423,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the years ended March 31, 2015 and 2014, amortization expense recorded by the Company on the intangible assets was $65,000.

On July 5, 2011, the Company entered into a memorandum of understanding (“MOU”) with Advanced Combustion Technology, Inc. (“ACT”) where the Company paid $350,000 in exchange for a license agreement related to certain proprietary technology and services. The Company has assessed the value of this license in light of the fact that the Company believes ACT did not deliver the units or equipment or perform the services as set forth in the MOU. Therefore, the intangible as previously recorded at $350,000 was fully impaired as of March 31, 2014.

5.  INVESTMENT IN HYDROPHI EUROPE

The Company is marketing in Europe through an affiliated company, HydroPhi Technologies Europe S.A. (“HTEurope”).  Under a distribution agreement, the Company granted to HTEurope the exclusive right to market and distribute the HydroPlant™ system in Europe for five years, subject to an automatic renewal after the first five years if certain conditions are met.  In exchange, HTEurope agreed to pay the Company $10,000 as the initial consideration for the grant of the distribution arrangement.  HTEurope is further obligated to pay the Company an aggregate sum of $490,000 upon the successful testing of the Company’s system in a potential fleet customer located in the distribution zone. The territory covered by the distribution arrangement is all of Europe; however, the current marketing by HTEurope and the Company is focused on Poland and Eastern Europe. As of the date of this report, this amount has not become due.  Upon reaching a total sales of $2,500,000 of the Company’s system by HTEurope, HTEurope will pay the Company an additional $500,000 as the balance of the license fee for the distribution arrangement. The distribution agreement further requires HTEurope to purchase a minimum of the HydroPlant™ system once it has achieved an initial capital raise.

The Company currently owns approximately 21% of the capital of HTEurope, which amount the Company anticipated being diluted as HTEurope sells equity to provide funding for its operations.  The Company has the right to name the Vice President of the Management Board and two supervisory board members of HTEurope. The Company’s CEO is currently on the board of HTEurpoe. Currently, the Company carries this ownership position as an equity method investment on its books at $0 as no cash investment was made by the Company, HTEurope has an operating loss for the year ended December 31, 2014, and the Company is not obligated to advance funds to HTEurope.

6.  ACCRUED COMPENSATION

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.

In July 2013, the Company issued warrants to purchase 3,313,336 shares of the Company’s common stock to settle $1,767,649 accrued compensation to current and former employees. See Note 17.

The accrued compensation as of March 31, 2015 and 2014 was $226,752 and $281,752, respectively.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.  During the year ended March 31, 2015 three payments against accrued compensation totaling $55,000 were made to an employee of the Company.

7.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia shall have the exclusive rights to market the Company’s products in Mexico for three years, with a potential extension for two additional years. In consideration of the exclusive distribution rights, Energia paid $500,000 as a license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive rights to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement.   On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid in advance $217,000 for these services.  During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

License fee is recognized ratably over the term of the agreement. For the years ended March 31, 2015 and 2014, $132,000 and $88,000, respectively, in revenue related to the license fees was recorded.

Consulting/advisory fee is recognized ratably over the term of the agreement. For the year ended March 31, 2015 and 2014, $144,667 and $0 in revenue related to the consulting/advisory fees was recorded.

As of March 31, 2015 and 2014, the remaining deferred revenues were $692,333 and $969,000, respectively.

8.  NOTES PAYABLE

At March 31, 2015 and 2014, notes payable consisted of the following:

	2015	2014

Notes payables to shareholders, unsecured, payable on August 31, 2015, and accrues interest at 8% annually.	$65,000	$46,603

Total notes payable	$65,000	$46,603

On September 25, 2013, the Company issued 17,819,004 shares to settle certain notes issued to shareholders and a $320,000 note payable issued to acquire an intangible asset.  The 17,819,004 shares were recorded at their fair value of $11,225,973 and the Company recorded a $7,764,755 loss on settlement of $3,461,218 debt.

On September 4, 2013, the Company issued $65,000 promissory notes with warrants to purchase 260,000 shares of the Company’s common stock to third parties. The principal and interest amount are due on August 31, 2015. The notes accrue interest at 8% and are unsecured. In connection with the issuance of the notes, the Company recorded initial debt discount of $44,155 related to the warrants based on the relative fair value of these warrants. As of March 31, 2015, the entire debt discount was fully amortized by the Company.

9.  NOTES PAYABLE – RELATED PARTY

On September 24, 2010, the Company issued a $2,867,500 promissory note to a related party. The principal amount due under this promissory note has been loaned to the Company in a series of advances during fiscal years ended March 31, 2010 and 2009. The note accrues interest at 6% from the funding date. The note matures on the earlier of: 1) a change of control transaction as defined in the note; 2) the written consent of the Board of Directors of the Company. The Company agrees not to make any payment with respect to this note until the entire outstanding principal and accrued interest due under certain notes issued to shareholders have been paid in full.

On September 25, 2013, $2,867,500 note payable to related party was converted into 14,993,464 shares of the Company’s common stock. Accrued and unpaid interest of $811,267 continues to remain on the books, payable at the discretion of the Company’s board of directors.

On February 28, 2013, the Company issued convertible notes to a principal owner of the Company and other associated or related parties for principal amount up to $3,000,000. The principal amount due under these convertible notes has been advanced to the Company since September 14, 2009. The notes accrue interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher. For the year ended March 31, 2014, the effective interest rate was 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable was 15%.  The applicable interest rate is to apply for the entire loan period at the discretion of the lender. The notes are due on demand, secured by all assets of the Company and convertible to the Company’s common shares before December 31, 2014 at the conversion rate of from $0.05 to $0.03.

The Company has evaluated the conversion feature of the notes under ASC470 and concluded that they do not contain financial derivatives.  The conversion rate on the notes at the date of issuance exceeded the fair value of the common stock; therefore, no beneficial conversion feature was recorded.

In fiscal year 2014, the Company received proceeds of $629,575 from related party convertible notes.

During fiscal year 2014, $450,251 in convertible notes was exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2015. The notes were not secured. In November 2014, $445,813 of these non-convertible notes was exchanged for part of two convertible notes.

On September 4, 2013, the Company issued $65,000 promissory notes to its related parties. The principal and interest amount are due on August 31, 2015. The notes accrue interest at 8% and are unsecured. In November 2014, these notes along with the accrued interest were exchanged for part of two convertible notes.

In fiscal year 2015, the Company issued a $75,716 note to a related party for unpaid accrued interest. The note bears interest at 8% and is due on August 31, 2015. This note was subsequently exchanged for part of a convertible note.

As of March 31, 2015 and 2014, the Company had notes payable to related party in the amount of $4,438 and $515,251 outstanding, respectively.

10.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In 2015, the Company and related parties executed loan conversion agreements. Pursuant to the agreements, the related parties exchange certain non-convertible notes and related accrued interest for convertible notes with total principal of $1,452,393. The convertible notes are convertible to the Company’s common stock at a conversion rate of $0.0065217 per share.  Of this amount, $811,268 has a maturity date at the discretion of the Company’s board of directors and $641,125 has a maturity date of August 31, 2015.

The Company analyzed the loan conversion agreement executed on November 12, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with issuance date fair values of $2,017,595 qualified for accounting treatment as a financial derivative. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the notes of $565,203 was expensed immediately as additional interest expense. The remaining discount will be amortized by the Company through interest expense over the life of these related party convertible notes. As of March 31, 2015, unamortized debt discount related to the convertible notes to related parties was $337,435 and the principal balance on these convertible notes was $1,452,393.

11.  CONVERTIBLE NOTES PAYABLE – 31 GROUP, LLC

Pursuant to a Securities Purchase Agreement, dated April 25, 2014, as amended on July 29, 2014, by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC. The first note in principal amount of $624,000 was issued on April 28, 2014. The second note in principal amount of $104,000 was issued on July 29, 2014. The third note in principal amount of $624,000 was issued on August 5, 2014. The Company incurred $30,000 financing costs on these notes. The notes mature 24 months after issuance and accrue interest at an annual rate of 8%.

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

Pursuant to a Securities Purchase Agreement, dated December 4, 2014, by and between the Company and 31 Group, LLC, the 31 Group is committed to purchase from the Company two convertible notes of the Company in the principal amounts of $385,000 and $275,000 for the cash purchase amounts of $350,000 and $250,000, respectively. The $385,000 note was issued on December 4, 2014 and will mature on May 17, 2016. The $275,000 note was issued on February 5, 2015 and will mature on July 30, 2016. The notes are convertible 179 days after issuance, in whole or in part, at 31 Group ’s option, into shares of the Company’s common stock, at a conversion price equal to $0.15 per share. If after 179 days from the execution date of the notes, the price of the Company’s common stock is less than $0.15, the Company will have an additional 30 days to repay the 31 Group LLC. If the notes are not repaid, 31 Group LLC may convert the notes at a conversion rate of the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 80%. The Company has the right at any time to redeem some or all, of the total outstanding amount then remaining under the convertible notes at a price equal to: (i) 100% of the outstanding principal and accrued interest if within 60 days of issuance (ii) 115% of the outstanding principal and accrued interest if between 61 and 149 days of issuance (iii) 120% of the outstanding principal and accrued interest if 150 days or more after issuance. The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount. As part of the note agreement the Company also agreed to give the note holder a 3% royalty payment on the net cash revenue from the sales of the Company’s HydroPlant units. The royalty is only payable when the Company has received $500,000 cash revenue and is for a period of twenty-four months starting from the date 31 Group receives an initial royalty payment.

The Company analyzed these convertible notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with grant date fair values of $1,262,626 qualified for accounting treatment as a financial derivative. The discount is amortized by the Company through interest expense over the life of the note. The warrants, with a grant date fair value of $83,762, issued with the convertible notes were also determined to be a financial derivative. Together with the original issuance discount of $112,000, the Company recognized a discount of $1,458,388 as result of the embedded conversion feature and warrants issued being financial derivatives.

A summary of value changes to the convertible notes issued during 2015 is as follows:

Principal amount	$2,012,000
Less: original issuance discount	(112,000)
Less: discount related to fair value of the derivative warrants	(83,762)
Less: discount related to fair value of the embedded conversion feature	(1,262,626)
Less: conversions of note to equity	(472,000)
Add: amortization of discount	478,652
Carrying value at March 31, 2015	$560,264

During the year ended March 31, 2015, the Company recorded $478,652 amortization of the debt discount.

12.  DERIVATIVE LIABILITIES

The Company has determined that the variable conversion price for its convertible notes with 31 Group, LLC causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than a certain threshold.

Because the Company may not have enough authorized common shares to settle its obligation for its convertible notes and equity instruments, such as warrants and convertible notes payable-related parties, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants, options and related party convertible notes should be treated as financial derivatives. The Company reclassified the fair value of the tainted warrants from equity to liability on the same date it obtained the first convertible note from the 31 Group, LLC.

Changes of derivative liabilities during the year ended March 31, 2015 were as follows:

Balance, March 31, 2014	$-
Initial valuation of derivatives	3,373,491
Tainted warrants reclassified to liabilities from equity classification	60,527
Transfer from liabilities classification to equity classification	(189,545)
Change in fair value	(1,440,508)
Balance, March 31, 2015	$1,803,965

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at their initial valuation dates and March 31, 2015:

	Initial Valuation Dates	March 31, 2015
Market value of common stock on measurement date (1)	$0.03~$0.17	$0.01
Adjusted conversion price (2)	$0.019~$0.108	$0.008
Risk free interest rate (3)	0.10%~0.58%	0.56%
Life of the note in years	1.75~2 years	0~1.35 years
Expected volatility (4)	72%~143%	270%
Expected dividend yield (5)	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation dates and March 31, 2015.

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

13.  OTHER LONG-TERM DEBT

On July 7, 2014, the Company issued a $103,000 note to a service provider to settle $219,673 accrued expenses previously recorded. A gain on settlement of debt of $116,673 was recorded in the consolidated statements of operations. The note bears no interest. Principal of $4,000 was due on the date of the note; $15,000 was due on the date of receipt by the Company of the proceeds of the note issued to 31 Group, LLC on July 29, 2014; $3,500 each due on the first day of each calendar month commencing August 1, 2014 and any remaining unpaid balance is due on July 1, 2016. As of March 31, 2015, $56,000 was still outstanding.

14.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of March 31, 2015 and 2014, the Company owed $24,217 and $3,425, respectively, to its related parties for advances and lease of equipment.

For the years ended March 31, 2015 and 2014, the Company incurred $11,881 and $0 for an equipment lease from a company controlled by one of our shareholders.

As of March 31, 2015 and 2014, outstanding balances of the notes payable and convertible notes payable to the related parties were $4,438 and $515,251, respectively. Accrued interest related to these notes was $47,728 and $939,422 at March 31, 2015 and 2014, respectively.

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

15.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its executive and research & development offices in Doraville, Georgia.  This lease was amended on March 31, 2015 and was extended through March 31, 2016 at a monthly rental of $6,319.

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of March 31, 2015 and 2014 and the results of operations or cash flows for the years ended March 31, 2015 and 2014.

In June 2014, the Company reached a tentative agreement to settle a lawsuit filed by Cardinal Logistics Management Corporation (“Cardinal”) against the Company for $25,000. Cardinal alleged that the Company did not make payment for certain installation and delivery services involving Cardinal’s vehicles. The Company disputed the allegation in full and filed an answer with affirmative defenses. As a result of the tentative settlement, for the year ended March 31, 2014, the Company recorded a loss on settlement of litigation for $25,000 which was fully paid in fiscal year 2015.

16.  INCOME TAXES

The Company had federal NOL carry forwards of approximately $13 million as of March 31, 2015. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of March 31, 2015 and 2014, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended March 31, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

17.  EQUITY TRANSACTIONS

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

On November 7, 2014, the Board of Directors of the Company authorized to increase the number of shares under the Plan by 5,000,000 shares to 10,000,000 shares.

Common Stock

In fiscal year 2014, the Company issued 11,055,336 shares of common stock for services. These shares were recorded as share-based compensation at their fair value of $4,864,349.

In fiscal year 2014, the Company issued 1,330,430 shares to settle $175,764 liabilities previously accrued. These shares were recorded at their fair value of $838,171 and the Company recorded a loss on settlement of liabilities of $662,407.

On September 25, 2013, the Company issued 17,819,004 shares to settle the certain notes issued to shareholders and a $320,000 note payable issued to acquire intangible asset and issued 38,051,706 shares for the conversion of notes payable and convertible notes payable to related parties. The 17,819,004 shares were recorded at their fair value of $11,225,973 and the Company recognized a $7,764,755 loss on settlement of debt. The 38,051,706 shares were recorded at $6,011,370, which represents the balance of the notes payable and the convertible notes payable to related parties that were converted.

In fiscal year 2014, 25,861,460 shares of the Company’s common stock were adjusted for the reverse merger transaction.

In fiscal year 2015, the Company issued 3,600,000 shares of common stock for services. These shares were recorded as share-based compensation at their fair value of $75,240.

In fiscal year 2015, the Company issued 61,112,346 shares of common stock to 31 Group for the conversion of the convertible notes and accrued interest of $472,333 and $189,545 reclassification of derivative liabilities on note conversion feature.

Options

In fiscal year 2015, the Company granted its board members 2,000,000 non-qualified options to purchase the Company’s common stock with an exercise price of $0.12, a term of 5 years and a 2-year vesting period. The options had a fair value of $204,412 at the grant date that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.74% (2) expected life of 5 years, (3) expected volatility of 129.78%, and (4) zero expected dividends. The fair value is being expensed over the 2-year vesting period.

The Company did not grant any options during fiscal year 2014.

A summary of activities in options and the related information is as follows:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	-	-	-	-
Granted	2,000,000	0.12	4.08	-
Exercised	-	-	-	-
Outstanding, March31, 2015	2,000,000	0.12	4.08	-
Exercisable March 31, 2015	-

Fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2015 was $110,723. During the year ended March 31, 2015, the Company recorded option expense of $93,688.

Warrants

In July 2013, the Company issued warrants to purchase 440,000 shares of the Company’s common stock for consulting services. These warrants are exercisable at $0.10 per share and expire on July 13, 2015. The Company calculated the fair value of these warrants using the Black-Scholes Model and recorded share-based compensation of at $148,568.

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

The fair value of the above warrants was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.64%~0.89%; (2) expected life of 2~3 years; (3) expected volatility of 156.74%~164.56% and (4) zero expected dividends.

In 2015, the Company granted warrants to purchase 2,647,059 shares of the Company’s common stock to 31 Group, LLC in connection with the issuance of the convertible notes under the Securities Purchase Agreement dated April 25, 2014. These warrants have an exercise price of $0.17 per share and a term of 2 years. Initial fair values of the warrants issued to 31 Group, LLC in the amount of $83,762 were calculated using a modified binomial valuation model and recorded by the Company in derivative liabilities.

In 2015, the Company also granted 6,000,000 warrants to former employees with an exercise price of $0.10, a term of 5 years with immediate vesting.  The warrants have a fair value of $9,508 using a modified binomial valuation model.

A summary of activities in warrants and the related information is as follows:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2013	-		-	-
Granted	4,013,336	0.55	2.19	-
Exercised	-	-	-	-
Outstanding and exercisable, March 31, 2014	4,013,336	$0.55	2.19	139,920
Granted	8,647,059	0.12	3.55	-
Exercised	-	-	-	-
Outstanding, March31, 2015	12,660,395	0.26	2.80	-
Exercisable, March 31, 2015	12,660,395

Because the Company may not have enough authorized common shares to settle its obligation for its warrants, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants should be treated as financial derivatives. The Company reclassified the fair value of $60,527 for the tainted warrants from equity to liability on the same date it obtained the first convertible note from the 31 Group, LLC.

18.  CONCENTRATION

100% and 97% of the Company’s revenues were related to one customer for each of the years ended March 31, 2015 and 2014, respectively.  The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

19.  SUBSEQUENT EVENTS

From April 1, 2015 through the date of this report, the Company issued 34,487,677 common shares upon conversions of outstanding notes issued to 31 Group, LLC for discharge of principal of $130,000.

On April 15, 2015, the Company entered into securities purchase agreements, dated April 9, 2015, with two separate accredited investors.  Pursuant to the purchase agreements, the investors purchased separately from the Company a convertible note of the Company in the principal amount of $100,833, for the cash purchase amount of $91,667.  Each note will mature on October 9, 2016, and bears interest at 8% per annum.

On May 27, 2015, the Company entered into securities purchase agreements with two separate accredited investors.  Pursuant to the purchase agreements, the investors purchased separately from the Company a convertible note of the Company in the principal amount of $55,000, for the cash purchase amount of $50,000.  Each note will mature on May 27, 2016, and bears interest at 8% per annum.

As of June 17, 2015, the Company entered into securities purchase agreements with two separate accredited investors.  Pursuant to the purchase agreements, the investors purchased separately from the Company a convertible note of the Company in the principal amount of $35,000, for the cash purchase amount of $32,500.  Each note will mature on June 17, 2016, and bears interest at 8% per annum.