Form 10-Q
period 2015-06-30
HydroPhi Technologies Group, Inc.
filed 2015-08-14
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2015

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

As of August 14, 2015 the registrant’s outstanding stock consisted of 333,603,366 common shares at $0.0001 par value.

1

HYDROPHI TECHNOLOGIES GROUP, INC.

2

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

3

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Balance Sheets

As of June 30, 2015 and March 31, 2015

	June 30, 2015 (unaudited	March 31, 2015 (audited)
ASSETS

Current Assets:
Cash and cash equivalents	$7,956	$63,412
Inventory	42,000	42,000
Prepaid expenses and other current assets	19,232	25,822
Total Current Assets	69,188	131,234

Property and equipment, net of accumulated depreciation	1,375	2,058
Intangible assets, net of accumulated amortization	342,250	358,500

Total Assets	$412,812	$491,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$1,652,164	$1,640,592
Accounts payable and accrued liabilities – related parties	86,702	71,945
Accrued compensation	226,752	226,752
Advance from customer	60,800	60,800
Deferred revenues	623,167	692,333
Notes payable	65,000	65,000
Notes payable – related party	4,438	4,438
Convertible notes payable– net debt discount of $1,043,282 and $979,736, respectively	728,384	560,264
Convertible notes payable – related party – net debt discount of $134,974 and $337,434, respectively	1,317,418	1,114,958
Derivative liabilities	1,110,099	1,803,965
Short-term portion of other long-term debt	42,000	42,000
Total Current Liabilities	5,916,924	6,283,047

Other long-term debt	3,500	14,000
Total Liabilities	5,920,424	6,297,047

Commitment and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized; 213,120,074 and 167,377,472 shares issued and outstanding, respectively	21,312	16,738
Additional paid-in capital	27,812,567	27,591,352
Accumulated deficit	(33,341,491)	(33,413,345)
Total Stockholders’ Deficit	(5,507,612)	(5,805,255)

Total Liabilities and Stockholders’ Deficit	$412,812	$491,792

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Operations

For the three months ended June 30, 2015 and 2014

(Unaudited)

	For the three months ended June 30,
	2015	2014
Revenues	$69,167	$70,512

Operating expenses:
General and administrative	313,745	504,914
Research and development	84,214	31,045
Depreciation and amortization	16,933	17,233
Total operating expenses	414,892	553,192

Operating loss	(345,725)	(482,680)

Other income (expenses):
Interest expense	(446,370)	(76,778)
Change in fair value of derivative liabilities	863,949	141,434
Total other income (expenses)	417,579	64,656

Net income (loss)	$71,854	$(418,024)

Net Income (Loss) per common share – basic	$0.00	$(0.00)
Net Income (Loss) per common share – diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic	181,944,246	102,665,126
Weighted average common shares outstanding – diluted (See Note 14)	600,000,000	102,665,126

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Cash Flows

For the three months ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$71,854	$(418,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	25,551	17,000
Depreciation and amortization	16,933	17,233
Amortization of debt discount and deferred financing cost	398,893	56,419
Change in fair value of derivative liabilities	(863,949)	(141,434)
Changes in operating assets and liabilities:
Accounts receivable	-	(295)
Inventory	-	(42,000)
Prepaid expenses and other current assets	268	251
Accounts payable and accrued liabilities	11,571	23,144
Accounts payable and accrued liabilities – related parties	14,757	22,159
Accrued compensation	-	(20,000)
Deferred revenues	(69,166)	(69,167)
Net Cash Used in Operating Activities	(393,288)	(554,714)

Cash Flows From Financing Activities
Payments on notes payable	(10,500)	-
Proceeds from convertible notes payable	348,332	570,000
Net Cash Provided by Financing Activities	337,832	570,000

Net Increase (Decrease) in Cash and Cash Equivalents	(55,456)	15,286
Cash and Cash Equivalents – Beginning of Period	63,412	96,446
Cash and Cash Equivalents – End of Period	$7,956	$111,732

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Conversion of convertible debt	$200,239	$-
Fair value of tainted warrants reclassified from equity to liability	$-	$60,527
Fair value of conversion feature of convertible note classified as derivative	$220,322	$325,051
Fair value of warrants issued with convertible note classified as derivative	$-	$83,762

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.  ORGANIZATION AND BUSINESS

Hydrophi Technologies Group, Inc. (the “Company” or “Hydrophi”) was incorporated under the laws of State of Florida on June 18, 2010.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a net working capital deficit at June 30, 2015 and has an accumulated deficit of approximately $33 million through June 30, 2015.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to survive.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2015 have been omitted.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At June 30, 2015 and March 31, 2015, no revision to the remaining amortization period of the intangible assets was made.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2015 and March 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At June 30, 2015	$-	$-	$1,110,099	$1,110,099
At March 31, 2015	$-	$-	$1,803,965	$1,803,965

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the three-month periods ended June 30, 2015 and 2014, the Company recorded research and development expense of $84,214 and $31,045, respectively.

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(26,522)	(25,839)

Total property and equipment, net	$1,375	$2,058

Depreciation expense for the three-month periods ended June 30, 2015 and 2014 was $683 and $983, respectively.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Hydrogen On Demand Intellectual Property	$650,000	$650,000
Other	1,000	1,000

Subtotal	651,000	651,000
Less: accumulated amortization	(308,750)	(292,500)

Total intangible assets, net	$342,250	$358,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the three months ended June 30, 2015 and 2014, amortization expense recorded by the Company on the intangible assets was $16,250.

5.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia has the exclusive rights to market the Company’s products in Mexico for five years. For the exclusive distribution rights, Energia paid a $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive right to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement. On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid the Company $217,000 for these services.  License fee and consulting/advisory service fees are recognized ratably over the term of each agreement. During the three months ended June 30, 2015, $69,167 in revenue related to the license and consulting/advisory fees was recorded. As of June 30, 2015, $443,167 of cash received was deferred.

During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

6.  NOTES PAYABLE

At June 30, 2015 and March 31, 2015, notes payable consisted of the following:

	June 30, 2015	March 31, 2015
Notes payable to shareholders, unsecured, payable at August 31, 2015, and accrues interest at 8% annually.	$65,000	$65,000
Total notes payable	$65,000	$65,000

On September 4, 2013, the Company issued $65,000 promissory notes with warrants to purchase 260,000 shares of the Company’s common stock to third parties. The principal and interest amount are due on August 31, 2015. The notes accrue interest at 8% and are unsecured. In connection with the issuance of the notes, the Company recorded initial debt discount of $44,155 related to the warrants based on the relative fair value of these warrants. As of June 30, 2015, the entire debt discount was fully amortized by the Company.

7.  NOTE PAYABLE– RELATED PARTY

On February 28, 2013, the Company issued convertible notes to a principal owner of the Company and other associated or related parties. The principal amount due under these convertible notes has been advanced to the Company since September 14, 2009. The notes are due on demand, secured by all assets of the Company and convertible to the Company’s common shares.

During fiscal year 2014, these convertible notes were exchanged for non-convertible notes earning interest at 8% per annum with a maturity date of August 31, 2015. The notes were not secured. In November 2014, $445,813 of these non-convertible notes was exchanged for part of two convertible notes, leaving a note with principal of $4,438 remaining outstanding immediately after the exchange.

As of June 30, 2015 and March 31, 2015, the Company had notes payable to related party in the amount of $4,438.

8.  CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In the fiscal year 2015, the Company and related parties executed loan conversion agreements. Pursuant to the agreements, the related parties exchange certain non-convertible notes and related accrued interest for convertible notes with total principal of $1,452,393. The convertible notes are convertible to the Company’s common stock at a conversion rate of $0.0065217 per share.  Of this amount, $811,268 has a maturity date at the discretion of the Company’s board of directors and $641,125 has a maturity date of August 31, 2015.

The Company analyzed the loan conversion agreement executed on November 12, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with issuance date fair values of $2,017,595 qualified for accounting treatment as a financial derivative. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the notes of $565,203 was expensed immediately as additional interest expense. The remaining discount will be amortized by the Company through interest expense over the life of these related party convertible notes. As of June 30, 2015, unamortized debt discount related to the convertible notes to related parties was $134,974 and the principal balance on these convertible notes was $1,452,392.

9.  CONVERTIBLE NOTES PAYABLE

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

Pursuant to a Securities Purchase Agreement, dated December 4, 2014, by and between the Company and 31 Group, LLC, the 31 Group is committed to purchase from the Company two convertible notes of the Company in the principal amounts of $385,000 and $275,000 for the cash purchase amounts of $350,000 and $250,000, respectively. The $385,000 note was issued on December 4, 2014 and will mature on May 17, 2016. The $275,000 note was issued on February 5, 2015 and will mature on July 30, 2016. The notes are convertible 179 days after issuance, in whole or in part, at 31 Group’s option, into shares of the Company’s common stock, at a conversion price equal to $0.15 per share. If after 179 days from the execution date of the notes, the price of the Company’s common stock is less than $0.15, the Company will have an additional 30 days to repay the 31 Group LLC. If the notes are not repaid, 31 Group LLC may convert the notes at a conversion rate of the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 80%. The Company has the right at any time to redeem some or all, of the total outstanding amount then remaining under the convertible notes at a price equal to: (i) 100% of the outstanding principal and accrued interest if within 60 days of issuance (ii) 115% of the outstanding principal and accrued interest if between 61 and 149 days of issuance (iii) 120% of the outstanding principal and accrued interest if 150 days or more after issuance. The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount. As part of the note agreement the Company also agreed to give the note holder a 3% royalty payment on the net cash revenue from the sales of the Company’s HydroPlant units. The royalty is only payable when the Company has received $500,000 cash revenue and is for a period of twenty-four months starting from the date 31 Group receives an initial royalty payment.

On April 15, 2015, the Company entered into securities purchase agreements dated as of April 9, 2015, with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principal amount of $100,833, for $91,667 cash.  Each note matures on October 9, 2016 and bears interest at 8% per annum.

On May 27, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principal amount of $55,000 for $50,000 cash.  Each note matures on May 27, 2016 and bears interest at 8% per annum.

On June 17, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principle amount of $35,000, for $32,500 cash.  Each note matures on June 17, 2016 and bears interest at 8% per annum.

The Company analyzed these convertible notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature qualified for accounting treatment as a financial derivative. Derivative value of $220,322 was recorded as debt discount on the note issuance dates. The discount is amortized by the Company through interest expense over the life of the notes.

The notes issued during the three months ended June 30, 2015 are convertible at any time during the period after 179 days after the issuance date at a price of $0.15 per share. If, 180 days after the issuance of the notes, market price of the Company’s common stock is below $0.15 per share, the Company will have 30 days to repay the notes. After 30 days, the note is convertible at 80% of the lowest trading price in 10 trading days prior to the conversion date.

A summary of value changes to the convertible notes during the three months ended June 30, 2015 is as follows:

Carrying value at March 31, 2015	$560,264
Add: principal value of new convertible notes	381,666
Less: original issuance discount	(33,334)
Less: discount related to fair value of the embedded conversion feature	(220,322)
Less: conversions of note to equity	(150,000)
Add: amortization of discount	190,110
Carrying value at June 30, 2015	$728,384

10.   NOTE PAYABLE

On July 7, 2014, the Company issued a $103,000 note to a service provider to settle $219,673 accrued expenses previously recorded. $116,673 was recorded as gain on settlement of debt in the consolidated statements of operations. The note bears no interest. Principal of $4,000 was due on the date of the note; $15,000 was due on the date of receipt by the Company of the proceeds of the note issued to 31 Group, LLC on July 29, 2014; $3,500 each due on the first day of each calendar month commencing August 1, 2014 and any remaining unpaid balance is due on July 1, 2016. As of June 30, 2015, $45,500 was still outstanding of which $42,000 is due and payable in the next twelve months.

11.  DERIVATIVE LIABILITIES

The Company has determined that the variable conversion price for its convertible notes causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than a certain threshold.

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

Changes of derivative liabilities during the three months ended June 30, 2015 were as follows:

June 30, 2015
Balance, March 31, 2015	$1,803,965
Initial valuation of derivatives	220,322
Transfer from liabilities classification to equity classification	(50,239)
Change in fair value	(863,949)
Balance, June 30, 2015	$1,110,099

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at their initial valuation dates and June 30, 2015:

	March 31, 2015	June 30, 2015
Market value of common stock on measurement date (1)	$0.01	$0.003
Adjusted conversion price (2)	$0.008	$0.001
Risk free interest rate (3)	0.56%	0.02%~0.28%
Life of the note in years (weighted average)	0~1.35 years	0.17 ~1 years
Expected volatility (4)	270%	303%
Expected dividend yield (5)	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation dates and June 30, 2015.

(2)

The adjusted conversion price is calculated based on conversion terms described in the note agreement.

(3)

The risk-free interest rate was determined by management using the 2-year Treasury Bill as of the respective Offering or measurement date.

(4)

The volatility factor was estimated by management using the historical volatilities of the Company’s stock.

(5)

Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

12.  INCOME TAXES

The Company had federal net operating loss (“NOL”) carry forwards of approximately $13 million as of June 30, 2015. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2015, the Company established a valuation allowance equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

No amount has been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

13.  EQUITY TRANSACTIONS

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

Common Stock

During the three months ended June 30, 2015, the Company issued 45,742,602 shares of common stock to 31 Group for the conversion of convertible notes of $150,000. Derivative liabilities on note conversion feature of $50,239 was reclassified to additional paid-in capital upon conversions.

Options

A summary of activities in options and the related information is as follows:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2015	2,000,000	0.12	3.83	-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2015	2,000,000	0.12	3.83	-
Exercisable June 30, 2015	-

Fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2015 was $85,172. During the three months ended June 30, 2015, the Company recorded option expense of $25,551.

Warrants

Following is a summary of warrant activities for the three months ended June 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2015	12,660,395	0.26	2.80	-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2015	12,660,395	0.26	2.55	-
Exercisable, June 30, 2015	12,660,395	0.26	2.55	-

Because the Company may not have enough authorized common shares to settle its obligation for its warrants, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants should be treated as financial derivatives.

14. Earnings (Loss) Per Common Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three months ended June 30, 2015 and 2014.

	For the three months ended
	June 30, 2015	June 30, 2014
Basic earnings (loss) per share
Numerator:
Net income (loss)	$71,854	$(418,024)
Denominator:
Weighted-average common shares outstanding	181,944,246	102,665,126

Basic earnings (loss) per common share	$0.00	$(0.00)

Dilutive earnings (loss) per share
Numerator:
Net income (loss)	$71,854	$(418,024)
Interest expense for convertible notes payable	34,395	-
Interest expense for convertible notes payable – related parties	11,698	-
Debt discount for convertible notes payable	(1,043,282)	-
Debt discount for convertible notes payable – related parties	(134,974)	-
Change in fair value of derivative liabilities – debt conversion feature	(852,844)	-
Net income (loss)	$(1,913,153)	$(418,024)
Denominator:
Weighted-average common shares outstanding	181,944,246	102,665,126
Effect of dilutive securities:
Shares on deemed conversion of convertible notes payable and convertible notes payable – related parties	962,244,205	-
Adjustment for limit of the authorized common shares	(544,188,451)	-
Adjusted weighted-average common shares	600,000,000	102,665,126

Dilutive loss per common share	$(0.00)	$(0.00)

The number of dilutive weighted-average common shares outstanding for the three months ended June 30, 2015 exclude 544,188,451 shares related to convertible notes payable and convertible notes payable – related parties due to the Company having only 600,000,000 shares of common stock authorized. If these shares were included in the calculation of the loss per common share, the dilutive loss per common share for the period would have been $(0.00).  In addition, warrants and options to purchase 14,660,395 shares of the Company’s common stock have been excluded from this calculation.

For the three months ended June 30, 2014, potentially issuable shares, for notes payable convertible into 10,867,925 shares of the Company’s common stock and warrants to purchase 6,660,395 shares of the Company’s common stock have been excluded from the calculation.

15.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of June 30, 2015 and March 31, 2015, the Company owed $27,187 and $24,217, respectively, to its related parties for advances and lease of equipment.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of June 30, 2015 and March 31, 2015 was $226,752.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of June 30, 2015 and March 31, 2015, the outstanding balance of the notes payable and convertible notes payable to the related parties was $1,321,856 and $1,119,396 respectively.

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

16.  COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its executive and research & development offices in Doraville, Georgia.  This lease was amended on March 31, 2015 and was extended through March 31, 2016 at a monthly rental of $6,319.

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business.  In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of June 30, 2015 and the results of operations or cash flows for the period ended June 30, 2015.

17.  CONCENTRATION

All of the Company’s revenues were related to one customer for the three months ended June 30, 2015, totaling $69,167.   The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

18.  SUBSEQUENT EVENTS

During July 2015, the Company issued 120,483,292 common shares for conversions of notes issued to 31 Group, LLC with principal of $130,000.

On July 9, 2015, the Company entered into a securities purchase agreement with Magna Equities Group II, LLC.  Pursuant to the purchase agreement, Magna Equities Group II, LLC purchased a convertible promissory note in the principal amount of $93,500 for a cash amount of $85,000 on July 10, 2015.

On July 9, 2015, the Company entered into a securities purchase agreement with Riverside Merchant Partners, LLC.  Pursuant to the purchase agreement, Riverside Merchant Partners, LLC purchased a convertible promissory note in the principal amount of $93,500 for a cash amount of $85,000 on July 13, 2015.

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

As of June 30, 2015, we had cash and cash equivalents of $7,956 and a working capital deficit of $5,847,736.  As of June 30, 2015, our accumulated deficit was $33,341,491.  For the three months ended June 30, 2015, our net income was $71,854, compared to net loss of $418,024 during the same period in 2014.  The change was mainly due to the Company’s increase in other income related to the change in fair value of derivative liabilities and the reduction in general and administrative expenses for the three months ended June 30, 2015 as compared to the same period in 2014.

Cash used in operating activities was $393,288 for the three months ended June 30, 2015 compared to $554,714 for the same period in 2014. The decrease was mainly due to the decrease of cash payments made to consultants and professionals.  We did not use any cash in investing activities for the three months ended June 30, 2015 and 2014.  We received net cash of $337,832 from financing activities for the three months ended June 30, 2015, compared to receiving net cash of $570,000 from financing activities for the same period in 2014. Cash received from financing activities for the periods ended June 30, 2015 and 2014 are from convertible notes issued to third parties.

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

On April 15, 2015, the Company entered into securities purchase agreements dated as of April 9, 2015, with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principal amount of $100,833, for $91,667 cash.  Each note matures on October 9, 2016 and bears interest at 8% per annum.

On May 27, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principal amount of $55,000 for $50,000 cash.  Each note matures on May 27, 2016 and bears interest at 8% per annum.

On June 17, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principle amount of $35,000, for $32,500 cash.  Each note matures on June 17, 2016 and bears interest at 8% per annum.

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

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenues

Revenues were $69,167 for the three months ended June 30, 2015 compared to $70,512 for the three months ended June 30, 2014 resulting in a negligible decline.

General and Administrative Expenses

General and administrative expenses decreased by $191,171 to $313,743 for the three months ended June 30, 2015 compared to $504,914 for the three months ended June 30, 2014.  The decrease was mainly due to the Company incurring approximately $108,000 less on professional and consulting fees, $26,000 less on legal fees and $10,000 less on travel for the three months ended June 30, 2015 compared to June 30, 2014.

Other income (expenses)

Other income increased by $352,923 to $417,579 for the three months ended June 30, 2015 compared to $64,656 for the three months ended June 30, 2014.  The increase in the net change in fair value of derivative liabilities of $722,515 was the primary reason for the increase in other income for the three-month period ended June 30, 2015 as compared to the same period in 2014. This was partially offset by an increase in interest expense of $369,592 from $76,778 for the three months ended June 30, 2014 to $446,370 for the three months ended June 30, 2015.  Interest expense increased because of the amortization of debt discount related to the conversion feature of the convertible notes payable.

Net Loss

Net income for the three months ended June 30, 2015 was $71,854 as compared to a net loss of $418,024, for the three months ended June 30, 2014 resulting in a change of $489,878.  The change was mainly due to all of the factors cited above, namely the net changes in fair value of derivative liabilities and interest expense.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and functioning Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Principal Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 26, 2015.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds Securities

After the fiscal quarter covered by this report, during July 2015, we issued an accredited investor an aggregate of 120,483,292 shares of common stock for the conversion of $130,000 of our outstanding convertible notes.  The shares were issued under section 4(2) of the Securities Act of 1933, as amended.

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

HYDROPHI TECHNOLOGIES GROUP, INC.

Date: August 14, 2015	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director (Principal Financial Officer)

