Form 10-Q
period 2015-09-30
HydroPhi Technologies Group, Inc.
filed 2015-11-19
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2015

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

As of November 17, 2015 the registrant’s outstanding stock consisted of 366,872,597 common shares at $0.0001 par value.

HYDROPHI TECHNOLOGIES GROUP, INC.

PART I - FINANCIAL INFORMATION

HYDROPHI TECHNOLOGIES GROUP, INC.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Balance Sheets

As of September 30, 2015 and March 31, 2015

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS

Current Assets:
Cash and cash equivalents	$946	$63,412
Inventory	42,000	42,000
Prepaid expenses and other current assets	11,518	25,822
Total Current Assets	54,464	131,234

Property and equipment, net of accumulated depreciation	692	2,058
Intangible assets, net of accumulated amortization	326,000	358,500

Total Assets	$381,156	$491,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$1,682,886	$1,640,592
Accounts payable and accrued liabilities – related parties	101,588	71,945
Accrued compensation	226,752	226,752
Advance from customer	60,800	60,800
Deferred revenues	554,000	692,333
Notes payable	65,000	65,000
Notes payable – related party	4,438	4,438
Convertible notes payable– net debt discount of $1,051,553 and $979,736, respectively	982,668	560,264
Convertible notes payable – related party – net debt discount of $0 and $337,434, respectively	1,452,392	1,114,958
Derivative liabilities	961,918	1,803,965
Short-term portion of other long-term debt	38,500	42,000
Total Current Liabilities	6,130,942	6,283,047

Other long-term debt	-	14,000
Total Liabilities	6,130,942	6,297,047

Commitment and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized; 333,603,366 and 167,377,472 shares issued and outstanding, respectively	33,360	16,738
Additional paid-in capital	27,995,259	27,591,352
Accumulated deficit	(33,778,405)	(33,413,345)
Total Stockholders’ Deficit	(5,749,786)	(5,805,255)

Total Liabilities and Stockholders’ Deficit	$381,156	$491,792

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Operations

For the three and six months ended September 30, 2015 and 2014

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014
Revenues	$69,166	$69,166	$138,333	$139,678

Operating expenses:
General and administrative	315,069	410,829	628,814	832,546
Research and development	62,106	122,517	146,320	236,759
Depreciation and amortization	16,933	17,234	33,866	34,467
Total operating expenses	394,108	550,580	809,000	1,103,772

Operating loss	(324,942)	(481,414)	(670,667)	(964,094)

Other income (expenses):
Interest expense	(413,408)	(195,902)	(859,778)	(272,680)
Change in fair value of derivative liabilities	301,436	170,089	1,165,385	311,523
Gain on settlement of debt	-	116,673	-	116,673
Total other income (expenses)	(111,972)	90,860	305,607	155,516

Net loss	$(436,914)	$(390,554)	$(365,060)	$(808,578)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	261,558,858	104,350,065	246,056,124	103,512,199

See accompanying notes to interim unaudited consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Consolidated Statements of Cash Flows

For the six months ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities
Net loss	$(365,060)	$(808,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,102	42,586
Depreciation and amortization	33,866	34,467
Amortization of debt discount and deferred financing cost	758,354	214,052
Change in fair value of derivative liabilities	(1,165,385)	(311,523)
Gain on settlement of debt	-	(116,673)
Changes in operating assets and liabilities:
Accounts receivable	-	1,050
Inventory	-	(42,000)
Prepaid expenses and other current assets	3,739	(6,544)
Accounts payable and accrued liabilities	43,776	93,402
Accounts payable and accrued liabilities – related parties	29,643	41,163
Accrued compensation	-	(40,000)
Deferred revenues	(138,333)	(138,333)
Net Cash Used in Operating Activities	(748,298)	(1,036,931)

Cash Flows From Financing Activities
Payments on notes payable	(17,500)	(29,500)
Proceeds from convertible notes payable	703,332	1,270,000
Net Cash Provided by Financing Activities	685,832	1,240,500

Net Increase (Decrease) in Cash and Cash Equivalents	(62,466)	203,569
Cash and Cash Equivalents – Beginning of Period	63,412	96,446
Cash and Cash Equivalents – End of Period	$946	$300,015

Supplemental Disclosures of Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Noncash Investing and Financing Activities:
Conversion of convertible debt to common stock	$369,427	$187,704
Note issued to settle accounts payable	$-	$219,673
Note issued to settle accrued interest – related party	$-	$75,716
Debt discount on convertible debt	$-	$838,612
Fair value of tainted warrants reclassified from equity to liability	$-	$60,527
Fair value of conversion feature of convertible note classified as derivative	$411,283	$-

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a net working capital deficit at September 30, 2015 and has an accumulated deficit of approximately $34 million through September 30, 2015.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to survive.

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

Intangible Assets

Intangible assets include patent applications.  Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives.  The Company uses a useful life of 10 years for patents.  The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  At September 30, 2015 and March 31, 2015, no revision to the remaining amortization period of the intangible assets was made.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2015 and March 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At September 30, 2015	$-	$-	$961,918	$961,918
At March 31, 2015	$-	$-	$1,803,965	$1,803,965

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the six-month periods ended September 30, 2015 and 2014, the Company recorded research and development expense of $146,320 and $77,412, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted earnings (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the six months ended September 30, 2015 and 2014, potential dilutive securities included options and warrants to purchase 14,220,395 and 8,660,395 shares of the Company’s common stock, respectively. Additionally, for the six months ended September 30, 2015 and 2014, there were notes payable that are convertible into a potential of 2,067,608,495 and 94,153,846 shares of the Company’s common stock based on the then applicable conversion price, respectively.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purposes.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The updated guidance is effective for reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluate the impact of this pronouncements.

The Company does not expect that any other recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850

Subtotal	27,897	27,897
Less: accumulated depreciation	(27,205)	(25,839)

Total property and equipment, net	$692	$2,058

Depreciation expense for the six month periods ended September 30, 2015 and 2014 was $1,366 and $1,967 respectively.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Hydrogen On Demand Intellectual Property	$650,000	$650,000
Other	1,000	1,000

Subtotal	651,000	651,000
Less: accumulated amortization	(325,000)	(292,500)

Total intangible assets, net	$326,000	$358,500

In January 2009 and April 2011, the Company entered into agreements and obtained Hydrogen On Demand Technology. This intellectual property was valued at $650,000, based on the par value of the shares of common stock issued of $20,000 and $630,000 cash paid by the Company. The Company amortizes the cost over the estimated useful life of 10 years.

For the six months ended September 30, 2015 and 2014, amortization expense recorded by the Company on the intangible assets was $32,500.

5.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia has the exclusive rights to market the Company’s products in Mexico for five years. For the exclusive distribution rights, Energia paid a $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive right to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement. On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid the Company $217,000 for these services.  License fee and consulting/advisory service fees are recognized ratably over the term of each agreement. During the six months ended September 30, 2015, $138,333 in revenue related to the license and consulting/advisory fees was recorded. As of September 30, 2015, $374,000 of cash received was deferred.

During the year ended March 31, 2014, the Company also received from Energia, a deposit in the amount of $180,000 for Hydroplant units to be shipped in the future.

6.  NOTES PAYABLE

At September 30, 2015 and March 31, 2015, notes payable consisted of the following:

	September 30, 2015	March 31, 2015
Notes payable to shareholders, unsecured, payable at August 31, 2015, and accrues interest at 8% annually	$65,000	$65,000
Total notes payable	$65,000	$65,000

On September 4, 2013, the Company issued $65,000 promissory notes with warrants to purchase 260,000 shares of the Company’s common stock to third parties. The principal and interest amount are due on August 31, 2015. The notes accrue interest at 8% and are unsecured. In connection with the issuance of the notes, the Company recorded initial debt discount of $44,155 related to the warrants based on the relative fair value of these warrants. As of September 30, 2015, the entire debt discount was fully amortized by the Company. Subsequent to September 30, 2015, the Company agreed to issue 1,743,071 common shares to settle these notes.

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

As of September 30, 2015 and March 31, 2015, the Company had notes payable to related party in the amount of $4,438. The note is currently in default.

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

The Company analyzed the loan conversion agreement executed on November 12, 2014 for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with issuance date fair values of $2,017,595 qualified for accounting treatment as a financial derivative. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the notes of $565,203 was expensed immediately as additional interest expense. The remaining discount will be amortized by the Company through interest expense over the life of these related party convertible notes. As of September 30, 2015, unamortized debt discount related to the convertible notes to related parties was $0 and the principal balance on these convertible notes was $1,452,392. As of March 31, 2015, unamortized debt discount related to the convertible notes to related parties was $337,434 and the principal balance on these convertible notes was $1,114,958.

9.  CONVERTIBLE NOTES PAYABLE

Pursuant to a Securities Purchase Agreement, dated April 25, 2014, as amended on July 29, 2014, by and between the Company and 31 Group, LLC, the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC. The first note in principal amount of $624,000 was issued on April 28, 2014. The second note in principal amount of $104,000 was issued on July 29, 2014. The third note in principal amount of $624,000 was issued on August 5, 2014. The Company incurred $30,000 financing costs on these notes. The notes mature 24 months after issuance and accrue interest at an annual rate of 8%.

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

On June 17, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principal amount of $35,000, for $32,500 cash.  Each note matures on June 17, 2016 and bears interest at 8% per annum.

On July 9, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the purchase agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased separately from the Company a convertible note of the Company in the principal amount of $93,500, for the cash purchase amount of $85,000.  Each note matures on July 9, 2016 and bears interest at 8% per annum.

On August 14, 2015 and August 18, 2015, the Company entered into two securities purchase agreements with Magna Equities II, LLC and on August 25, 2015, the Company entered into one securities purchase agreement with Riverside Merchant Partners, LLC.  Pursuant to these purchase agreements, Magna Equities II, LLC and Riverside Merchant Partners, LLC each purchased from the Company convertible notes in the aggregate principal amount of $102,778, for the cash purchase amount of $92,500. These notes will mature in one year after their making and each bears interest at 8% per annum.

The Company analyzed these convertible notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature qualified for accounting treatment as a financial derivative. Derivative value of $411,283 was recorded as debt discount on the note issuance dates. The discount is amortized by the Company through interest expense over the life of the notes.

The notes issued during the six months ended September 30, 2015 are convertible at any time during the period after 179 days after the issuance date at a price of $0.15 per share. If, 180 days after the issuance of the notes, market price of the Company’s common stock is below $0.15 per share, the Company will have 30 days to repay the notes. After 30 days, the note is convertible at 80% of the lowest trading price in 10 trading days prior to the conversion date.

A summary of value changes to the convertible notes during the six months ended September 30, 2015 is as follows:

Carrying value at March 31, 2015	$560,264
Add: principal value of new convertible notes	774,222
Less: original issuance discount	(70,890)
Less: discount related to fair value of the embedded conversion feature	(411,283)
Less: conversions of note to equity	(280,000)
Add: amortization of discount	410,355
Carrying value at September 30, 2015	$982,668

10.  NOTE PAYABLE

On July 7, 2014, the Company issued a $103,000 note to a service provider to settle $219,673 accrued expenses previously recorded. $116,673 was recorded as gain on settlement of debt in the consolidated statements of operations. The note bears no interest. Principal of $4,000 was due on the date of the note; $15,000 was due on the date of receipt by the Company of the proceeds of the note issued to 31 Group, LLC on July 29, 2014; $3,500 each due on the first day of each calendar month commencing August 1, 2014 and any remaining unpaid balance is due on July 1, 2016. As of September 30, 2015, $38,500 was still outstanding all of which is due and payable in the next twelve months. The note is currently on default as the Company did not make the scheduled payments.

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

Changes of derivative liabilities during the six months ended September 30, 2015 were as follows:

September 30, 2015
Balance, March 31, 2015	$1,803,965
Initial valuation of derivatives	411,283
Transfer from liabilities classification to equity classification	(87,945)
Change in fair value	(1,165,385)
Balance, September 30, 2015	$961,918

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at March 31, 2015 and September 30, 2015:

	March 31, 2015	September 30, 2015
Market value of common stock on measurement date (1)	$0.01	$0.0023~$0.0010
Adjusted conversion price (2)	$0.008	65% to 80% of the low trade in 10 trading days
Risk free interest rate (3)	0.56%	0.08%~0.42%
Life of the note in years (weighted average)	0~1.35 years	0.17 ~1 years
Expected volatility (4)	270%	303%~311%
Expected dividend yield (5)	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation dates and September 30, 2015.

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

12.  INCOME TAXES

The Company had federal net operating loss (“NOL”) carry forwards of approximately $14 million as of September 30, 2015. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2015, the Company established a valuation allowance equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On November 7, 2014, the Board of Directors of the Company authorized to increase the number of shares under the Plan to 10,000,000 shares.

Common Stock

During the six months ended September 30, 2015, the Company issued 166,225,894 shares of common stock to 31 Group for the conversion of convertible notes of $280,000. Derivative liabilities on note conversion feature of $87,945 was reclassified to additional paid-in capital upon conversions.

Options

A summary of activities in options and the related information is as follows:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2015	2,000,000	0.12	3.58	-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2015	2,000,000	0.12	3.58	-
Exercisable September 30, 2015	1,000,000

Fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2015 was $59,622. During the six months ended September 30, 2015, the Company recorded option expense of $51,102.

Warrants

Following is a summary of warrant activities for the six months ended September 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2015	12,660,395	0.26	2.80	-
Granted	-	-	-	-
Expired	(440,000)	-	-	-
Outstanding, September 30, 2015	12,220,395	0.26	2.39	-
Exercisable, September 30, 2015	12,220,395

Because the Company may not have enough authorized common shares to settle its obligation for its warrants, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants should be treated as financial derivatives. During the six months ended September 30, 2015, 440,000 warrants expired without exercise.

14.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. As of September 30, 2015 and March 31, 2015, the Company owed $30,157 and $24,217, respectively, to its related parties for advances and lease of equipment.

In order to attract competent and talented employees and officers, the Company has entered into formal employment agreements with its key employees and officers.  The Company has provided for accrued compensation with employees and officers who have participated in active management roles and worked without pay or limited pay.  The accrued compensation as of September 30, 2015 and March 31, 2015 was $226,752.  There is no set date for payment of this accrued expense. Payment of the accrued compensation is conditional upon the success of the Company and the approval of the Board of Directors of the Company.

As of September 30, 2015 and March 31, 2015, the outstanding balance of the notes payable and convertible notes payable to the related parties was $1,456,830 and $1,119,396 respectively. As of September 30, 2015 and March 31, 2015, accrued interest related to notes payable to related parties was $71,431 and $47,728, respectively.

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

Legal Issues

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business. In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of September 30, 2015 and the results of operations or cash flows for the period ended September 30, 2015.

17.  CONCENTRATION

All of the Company’s revenues were related to one customer for the six months ended September 30, 2015, totaling $138,333.   The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

18.  SUBSEQUENT EVENTS

On September 30, 2015, one of the investors purchased an additional convertible note from the Company in the aggregate principal amount of $28,889 for a cash purchase amount of $26,000. The note will mature in one year, in September 2016, and bears interest at 8% per annum. The Company received the cash of $26,000 on October 1, 2015.

On October 12, 2015, the Company issued 33,269,231 common shares for conversions of notes issued to 31 Group, LLC with principal of $17,300.

The Company entered into a securities purchase agreement with three separate accredited investors on October 15, 2015 and two separate accredited investors in November 12, 2015.  The investors purchased convertible notes in the aggregate principle amount of $125,000, for the cash purchase amount of $112,500.  The notes will mature in one year and bear interest at 8% per annum.

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

The Company is marketing its products in large part through licensing agreements.  To date, it has a distribution and licensing agreement with each of Energia Vehicular Limpia S.A. de C.V. for Mexico and Brazil and with Hydrophi Technologies Europe, S.A. for Europe.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $946 and a working capital deficit of $6,076,478.  As of September 30, 2015, our accumulated deficit was $33,778,405.  For the six months ended September 30, 2015, our net loss was $365,060, compared to net loss of $808,578 during the same period in 2014.  The change was mainly due to the Company’s decrease in general and administrative expenses and an increase other income related to the change in fair value of derivative liabilities for the six months ended September 30, 2015 as compared to the same period in 2014.

Cash used in operating activities was $748,298 for the six months ended September 30, 2015 compared to $1,036,931 for the same period in 2014. The decrease was mainly due to the decrease of cash payments made to consultants, professionals, inventory purchases, and payments of accrued compensation.  We did not use any cash in investing activities for the six months ended September 30, 2015 and 2014.  We received net cash of $685,832 from financing activities for the six months ended September 30, 2015, compared to receiving net cash of $1,240,500 from financing activities for the same period in 2014. Cash received from financing activities for the periods ended September 30, 2015 and 2014 are from convertible notes issued to third parties.

Pursuant to a Securities Purchase Agreement, dated April 25, 2014, as amended on July 29, 2014, by and between the Company and 31 Group, LLC, the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC.  The notes mature 24 months after issuance and accrue interest at an annual rate of 8.0%.  The notes are convertible at any time after issuance, in whole or in part, at the investor’s option, into shares of common stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.35 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the convertible notes (the “Remaining Amount”) at a price equal to 135% of the Remaining Amount.  The Company is also required to reserve 150% of the number of shares of common stock that may be used in conversion of the Remaining Amount.

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

On July 9, 2015, the Company entered into securities purchase agreements with two separate accredited investors.  Pursuant to the Purchase Agreements, the Investors each purchased separately from the Company a convertible note of the Company in the principal amount of $93,500, for the cash purchase amount of $85,000.  Each Note will mature on July 9, 2016, and it bears interest at 8% per annum.

The Company entered into three securities purchase agreements with two separate accredited investors on August 14, 2015, August 18, 2015, August 25, 2015 and September 30, 2015.  Pursuant to the August Purchase Agreements, the Investors each purchased separately from the Company convertible notes in the aggregate principal amount of $205,556, for the cash purchase amount of $185,000.  Pursuant to the September Purchase Agreement, one of the Investors purchased an additional convertible note from the Company in the aggregate principal amount of $28,889 for a cash purchase amount of $26,000.  The Company received the cash of $26,000 on October 1, 2015 for the September note.  The Notes will mature, one year after their making, in August 2016 and September 2016, respectively, and each bears interest at 8% per annum.

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

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues

Revenues were $69,166 for the three months ended September 30, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses decreased by $95,760 to $315,069 for the three months ended September 30, 2015 compared to $410,829 for the three months ended September 30, 2014.  The decrease was mainly due to the Company incurring approximately $15,000 less on professional and consulting fees, $59,000 less on legal fees and $20,000 less on travel for the three months ended September 30, 2015 compared to September 30, 2014.

Research and Development

Research and development expenses decreased by $60,411 to $62,106 for the three months ended September 30, 2015 compared to $122,517 for the three months ended September 30, 2014. The decrease was mainly due to decrease of approximately $28,000 for consulting services and $30,000 for salaries.

Other income (expenses)

Other income (expenses) changed by $202,832 to ($111,972) for the three months ended September 30, 2015 compared to other income of $90,860 for the three months ended September 30, 2014.  The increase in the change in fair value of derivative liabilities of $131,347 was offset by a $217,506 increase in interest expense and we did not record a gain on settlement in 2015 as $116,673 that occurred during the same period in 2014.  Interest expense increased mainly because of the amortization of debt discount related to the conversion feature of the convertible notes payable.

Net Loss

Net loss for the three months ended September 30, 2015 was $436,914 as compared to a net loss of $390,554, for the three months ended September 30, 2014 resulting in an increase in of $46,360.  The change was mainly due to all of the factors cited above, namely the net changes in fair value of derivative liabilities and interest expense.

Results of Operations for the six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Revenues

Revenues were $138,333 and $139,678 for the six months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $203,732 to $628,814 for the six months ended September 30, 2015 compared to $832,546 for the six months ended September 30, 2014.  The decrease was mainly due to the Company incurring approximately $95,000 less on professional and consulting fees, $85,000 less on legal fees and $31,000 less on travel for the six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Research and Development

Research and development expenses decreased by $90,439 to $146,320 for the six months ended September 30, 2015 compared to $236,759 for the six months ended September 30, 2014. The decrease was mainly due to decrease of approximately $56,000 for consulting services and $39,000 for salaries.

Other income (expenses)

Other income (expenses) changed by $150,091 to 305,607 for the six months ended September 30, 2015 compared to other income of $155,516 for the six months ended September 30, 2014.  The increase in the change in fair value of derivative liabilities of $853,862 was offset by a $587,098 increase in interest expense and we did not record a gain on settlement in 2015 as $116,673 that occurred during the same period in 2014.  Interest expense increased mainly because of the amortization of debt discount related to the conversion feature of the convertible notes payable.

Net Loss

Net loss for the six months ended September 30, 2015 was $365,060 as compared to a net loss of $808,578, for the six months ended September 30, 2014 resulting in a decrease of $443,518.  The change was mainly due to all of the factors cited above, namely the net changes in fair value of derivative liabilities and interest expense.

Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds Securities

After the fiscal quarter covered by this report, during October 2015, we issued an accredited investor an aggregate of 33,269,231 shares of common stock for the conversion of $17,300 of our outstanding convertible notes.  The shares were issued under section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None.

Item 3.02   Unregistered Sales of Equity Securities

Hydrophi Technologies Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with three separate accredited investors (the “Investors”) on November 12, 2015 (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Investors separately purchased from the Company convertible notes in the aggregate principle amount of $52,778 (the “Notes”), for the aggregate cash purchase amount of $47,500.  The Notes will mature, one year after their making, in November 12, 2016 and each bears interest at 8% per annum.

Each Investor, separately, can convert its respective Notes, in whole or in part, from time to time, into shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), by sending a notice of conversion to the transfer agent of the Company, commencing six months after issuance.  Each Investor separately has participation rights in certain subsequent placements of equity and equity-related securities of the Company prior to the first anniversary of each respective Purchase Agreement.

The Purchase Agreements contain customary representations, warranties and covenants by, among and for the benefit of the parties.  The Notes include customary event of default provisions and cross-default provisions in connection with any other agreements and/or instruments between the Company and the Investors.  Upon the occurrence of an event of default, the Notes will become immediately due and the Company will be required to pay a penalty interest amount.  The Notes include limitations on principal and interest prepayment and include investor protective provisions, including the right to receive benefits in the event of fundamental transactions and change of control transactions.

The Company also entered into a security agreement with the Investors, pursuant to which certain obligations of the Company to the Investors, including all amounts due under the Notes, in an aggregate amount not to exceed $205,000, and all amounts due under similar Notes issued by the Company to the Investors since April 28, 2014, are secured by all personal property and other assets of the Company and its wholly-owned subsidiary, including all patents and trademarks (“Security Agreement”)

Each Investor, as a holder of a Note, will not be entitled to vote, to consent, to receive dividends, or to exercise any rights whatsoever as our shareholders.  If, however, the Company declares a dividend or makes a distribution of its assets (the “Distribution”), the Investors will be entitled to the Distribution to the same extent that the Investors would have participated therein if the Investor had held the number of shares of Common Stock then acquirable upon complete conversion of their Notes.

At no time will an Investor be entitled to convert any portion of their Notes, to the extent that after such exercise/conversion, the Investor (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date, which limit may be increased to 9.99% at the election of the Investor but no greater than 9.99%.

The issuance of the Notes to the Investors under the Purchase Agreements was exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of the Investors in the Purchase Agreements that each Investor is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

The foregoing descriptions of the Purchase Agreement, the Security Agreement and the Notes do not purport to be complete, and are qualified in their entirety by reference to each such document (or form thereof, as applicable), filed as Exhibits 4.1 (Form of Note) and 10.1 (Form of Purchase Agreement), and incorporated herein by reference, and Exhibit 10.2 (Form of Security Agreement) filed in Form 8-K on October 21, 2015.

Item 4.  Mine Safety Disclosure.

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
4.1	Form of Convertible Note, dated November 12, 2015, in aggregate principle amount of $52,778.
10.1	Form of Securities Purchase Agreement, dated as of November 12, 2015, by and between HydroPhi Technologies Group, Inc., and three accredited investors
10.2

Form of Security Agreement, dated as of October 15, 2015 by and between HydroPhi Technologies Group, Inc., and three accredited investors, incorporated by reference from Exhibit 10.2 to that certain Form 8-K Current Report filed on October 21, 2015.

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

HYDROPHI TECHNOLOGIES GROUP, INC.

Date: November 18, 2015	/s/ Roger M. Slotkin
Roger M. Slotkin
President, Chief Executive Officer and Director (Principal Financial Officer)