Form 10-KT
period 2015-12-31
HydroPhi Technologies Group, Inc.
filed 2016-08-04
CIK 1496741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to December 31, 2015

Commission file number: 000-55050

HydroPhi Technologies Group, Inc.

(Name registrant as specified in its charter)

Florida	27-2880472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Jorie Blvd, Suite 250, Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the average bid and asked price of such common equity on the over-the-counter market, was $272,781 as of the registrant’s most recently completed second fiscal quarter (September 30, 2015).

As of August 2, 2016, there were 404,794,416 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report, including information contained in “Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain or may contain forward-looking statements as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review “Part I, Item 1A. – Risk Factors” of this report, together with additional risk factors that may be described in reports and documents that we may file in the future from time to time with the Securities and Exchange Commission (the “SEC”). All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” “us,” and “HPT Group” refers to HydroPhi Technologies Group, Inc., a Florida corporation, and includes its wholly and partially owned subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

PART I

ITEM 1.

BUSINESS.

Incorporation and History of HPT Group

HPT Group was originally incorporated in Florida on June 18, 2010, under the name “Big Clix Corp.”  The principal business office of HPT Group is located at 1000 Jorie Blvd. Suite 250, Oak Brook, IL, 60523.  The telephone number is (404) 974-9910.  Our website is located at http://www.HydroPhi.com.

On September 25, 2013, pursuant to the terms of that certain Agreement and Plan of Merger, as amended, HPT Group acquired HydroPhi Technologies, Inc., a Delaware corporation (“HydroPhi”), in a reverse merger transaction with HydroPhi becoming our wholly-owned subsidiary.  The Company operated as a non-active, shell company (as the term “shell company” is defined by the SEC) and filed its reports with the SEC as a shell company until the filing of a Current Report on Form 8-K on September 25, 2013.  On October 2, 2013, our corporate name was changed to “HydroPhi Technologies Group, Inc.” to better reflect the operations of the combined companies.

On November 23, 2015, HPT Group entered into that certain Stock Purchase Agreement, pursuant to which HPT Group would acquire and merge with Pro Star Freight Systems, Inc. (“PSF”) and Pro Star Trucking Center, Inc. (“PTC”), with HPT Group remaining the surviving entity and each of PSF and PTC becoming HPT Group’s wholly-owned subsidiaries.  The closing of the acquisition of PSF and PTC was effective as of March 1, 2016.

The common stock of HPT Group traded in the over the counter market under the symbol “BCLX” until October 2, 2013.  The common stock of HPT Group currently trades under the symbol “HPTG,” and its price and volume are reported by the OTC Markets.

Overview of our Business

HydroPlant™ Clean Energy Solutions

Our business develops, manufactures and sells a proprietary HydroPlant™ technology system using water-based clean energy technology that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions with retrofit capability into standard vehicle engines in a broad spectrum of industry where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses.  We believe that a focus on the logistics and bus segments of the transportation industry will be the most productive in establishing acceptance of our technology and products.  Then, if and as we are able to establish our brand and gain acceptance within these markets, we plan to expand into additional market segments including the lighter truck classifications, marine and agriculture segments and the stationary power generation equipment segment.  We believe that HydroPlant™ will have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines for the generation of electricity.

The HydroPlant™ operation is performed “on-demand” and “on-board” a vehicle or other unit, providing a clean “power-on-demand” alternative.  The Hydrolyzer™ unit within the HydroPlant™ system is attached to the engine and splits water molecules into ionized hydrogen and oxygen gases and their radicals. The hydrogen and oxygen gases, once introduced into the engine’s combustion chambers, acts as a fuel additive to help enhance engine performance because the gases cause the existing fuel source to burn more completely and, thus, cleanly.  The increased performance use of the primary fuel has the benefit of reducing the operating expense because more energy is derived from the fuel and of reducing carbon emissions thereby helping to reduce greenhouse gases introduced into the atmosphere as well as meeting emission standards where applicable.  The HydroPlant™ system also eliminates the requirement for the vehicle or unit to carry high pressure hydrogen gas or liquid gas storage cylinders to supply the same gases, which can be dangerous in the event of an accident, and eliminates the need for charging stations and distribution infrastructure.  We believe that this approach helps make HydroPlant™ a practical, safe and affordable solution.

Transportation, Delivery and Logistics

Beginning subsequent to 2015, we also provide surface transportation (including long-haul freight transportation), delivery and logistics services that can be retrofitted with our HydroPlant™ technology system to a diverse group of customers and consumers throughout the continental United States. Our operation is based in Oak Brook, Illinois. These service offerings include transportation of full-truckload containerized freight, which we directly transport utilizing owner-operated vehicles, third party contracted vehicles or our company-controlled revenue equipment with independent contractor drivers.  We do not currently have standing arrangements with the major North American rail carriers to transport freight in containers or trailers.  We also have the capability to provide customized freight movement, revenue equipment, labor, systems and delivery services tailored to meet individual customers’ requirements, particularly to service long-term contracts.  We do not typically utilize third-party carriers or provide stand-alone transportation and logistics services.  In addition to full-load, dry-van operations, we may rely on unrelated outside carriers to provide flatbed, refrigerated, less-than-truckload and other specialized equipment, drivers, and services.

Our operations consist of 120 independent truck operators and a total of 45 semi-trailers (of which 30 are owned and 15 are leased) consisting of 53’ dry vans hauling dry goods only. We believe operating with seasoned revenue equipment reduces cost relative to the major national carriers, while maintaining relatively low maintenance capital expenditures, along with excellent customer service.

We also operate full service truck repair centers for Pro Star truck operators only, located in Illinois and Indiana. Servicing is limited to smaller repairs that can be completed in one day and do not generally include engine overhauls or more significant multi-day repairs.  These truck repair centers also source and distribute high volume products for customers, such as tires.

We operate and manage a 24-hour dispatch service based in Oak Brook, Illinois, a significant portion of which is outsourced overseas in Belgrade and Niš, Serbia. This results in cost savings of approximately 75% in labor costs over operating a full scale dispatch service in the United States.  A Serbian dispatch service helps in better communication with the significant number of independent drivers that have emigrated from Serbia.

Business Development and Marketing

HydroPlant™ Clean Energy Solutions

Our recent marketing efforts have concentrated on Mexico and Poland, which are located in territories that are covered by regional distribution and license arrangements.  To date, we have introduced our system to several potential customers for testing in Class 6, 7 and 8 vehicles, such as buses and trucks. The testing has been conducted in real-traffic, city and country road conditions.  These potential customers have reported back to us favorable test results.  Additionally, we are also pursuing other fleet owners and logistics companies with similarly rated vehicles who may also want to perform testing or move directly to orders.  To date, we have only sold a limited number of units based on the need of potential customers to perform their testing requirements.  We expect that several of the potential customers will have order time frames that will be extended over a longer term, as their funding is related to public service contracts or they are themselves in the public sector.  Several of the other potential customers are private companies, and therefore we would expect the length of time to finalize purchase orders will be more expeditious, but to date we have not received any orders from these potential customers.

Transportation, Delivery and Logistics

We generally market our transportation, delivery and logistics service offerings through a nationwide sales and marketing network coordinated by our dispatch department with the support of management.  In accordance with our typical arrangements, we bill the broker or the customer directly for all transportation services provided.

Manufacturing and Supplies

HydroPlant™ Clean Energy Solutions

The Company has limited manufacturing capacity in its facilities in Doraville, Georgia.  To date, a large part of the systems produced have been manufactured at this facility.  The Company also has an outsource relationship with a European-based manufacturer which has reviewed the assembly and manufacturing protocols and that is CE-compliant, ISO-certified and trained in the assembly of the HydroPlant™ unit, which we believe could fully assume the manufacturing process of the system with little delay.  There is no formal written agreement with this supplier as our needs to date have been fulfilled on a purchase order basis.  As sales increase, we anticipate that we will outsource more of our product manufacturing requirements, either on a contract basis or through joint venture partners and licensees that have manufacturing capacity themselves.  Generally, it is intended that manufacturing will be located in those regions where there is logistical practicality or need to meet the demands of a particular distributor or group of distributors, timeliness, shipping economies and manufacturing costs.

Certain of the components in the HydroPlant™ unit are generally available stock items, which will be supplied by contract suppliers to our specifications while other components will be provided by generic manufacturers.  We believe there are adequate providers in both categories of suppliers.

Intellectual Property

We have filed a provisional application with the United States Patent and Trademark Office for an apparatus and control unit for the regulation and method of disbursing hydrogen and oxygen, which has been assigned application number #61659606.  No assurance can be given that we will be awarded the patent.  In the future, we plan on filing additional applications for other aspects of our technology.

The Company has several trademarks in use at this time, including “HydroPlant” and “The New H in Hybrid”.  As the business develops, we plan to develop more specific trademarks for our products and seek registration of those marks with government authorities for their protection.

Seasonality

We do not expect to experience significant seasonality in our HydroPlant™ business segment.  However, with respect to our transportation, delivery and logistics business segment, we typically have slightly higher freight volumes experienced during August through early November as retailers stock their shelves for the holiday shopping season. The same retail seasonality of slack first quarter demand also reflects on the freight transportation industry, which is also coincident with weather related disruptions.

Customers

HydroPlant™ Clean Energy Solutions

For the nine-months ended December 31, 2015 and the year ended March 31, 2015, one customer, Energia Vehicular Limpia S.A. de C.V., a Mexican transportation logistics company (“Energia”), accounted for 100% and 100% of our consolidated revenues, respectively.  We have had only a few customers, and they have only purchased systems on a limited basis, largely for testing purposes.  Therefore there is no assurance that the Company will place commercial levels of systems with, and generate meaningful sales revenues from, any other customers.

We entered into a master distribution and marketing agreement with Energia to launch marketing, sales and installation of our system in Class 7 and 8 trucks in Mexico and Brazil.  The master distribution and marketing agreement is for a term of three years, and may be extended for two additional years unless earlier terminated.  In April 2014 the Company and Energia amended the agreement to add consulting and advisory services to be provided by the Company to the distributor for an 18-month period beginning April 1, 2014.  Energia is obliged to use its best effort to promote and sell the systems.  The agreement may be terminated for default of a material term, which would include the sales objectives and other performance requirements of the distributor, change in control, bankruptcy and criminal violation of applicable laws of or by the contracting party.

On April 3, 2014, we entered into a marketing agreement for Europe through an affiliated company, HydroPhi Technologies Europe S.A. (“HTEurope”), which provided the Company with 21% of the capital of HTEurope in exchange for a distribution arrangement that included all of Europe, with an initial marketing focus of Poland and Eastern Europe.   Under the distribution agreement, we granted HTEurope the exclusive right to market and distribute the HydroPlant™ system in Europe for five years, subject to automatic renewal after the first five years if certain conditions are met.  In exchange, HTEurope agreed to pay the Company $10,000 as the initial consideration for the grant of the distribution arrangement; $490,000 upon the successful testing of our system in a potential fleet customer located in the distribution zone; and $500,00 upon reaching a total sales of $2,500,000, the balance of the license fee for the distribution arrangement. The distribution agreement further required HTEurope to purchase a minimum of the HydroPlant™ system once it achieved an initial capital raise. HTEurope has not reached any of the target thresholds under this arrangement and this arrangement is not expected to continue or to be fulfilled. As of the date of this report, we do not expect any amounts to be paid under this agreement.

Transportation, Delivery and Logistics

With the acquisition of PSF and PTC, the Company gained a diverse set of customer relationships managed by an outsourced dispatch department.  These relationships produce the end customers, of which our major clients include C.H. Robinson, All Coyote, and UPS.

Competition

HydroPlant™ Clean Energy Solutions

We currently believe there is no directly competing company that offers integrated water-based, clean energy products and retrofitting for use with the internal combustion engine.  However, there are some companies that have or may be broadly working in the area of hydrogen-based technologies.  Some of these companies, and others yet to be identified, may be able to develop alternate technologies that will compete with or supplant our HydroPlant™ product.  The general business of energy use improvement attracts many potential entrants, and in the future there may be strong competitors or competitors that will compete with us in the future, in general or in selected markets.

Transportation, Delivery and Logistics

We compete with other transportation service companies primarily in terms of price, on-time pickup and delivery service, availability and type of equipment capacity, and availability of carriers for logistics services.  The freight transportation market in which we operate is frequently referred to as highly fragmented and competitive.  We compete with other intermodal marketing companies; other full-load carriers that utilize railroads for a portion of the transportation service; to a certain extent, some railroads directly; customers’ private fleets; other private fleet outsourcing companies; equipment leasing companies; local and regional delivery service providers; and some truckload carriers.  While we compete with thousands of smaller carriers on a regional basis, only a limited number of companies represent competition in all markets across the country.

Research and Development

The Company has used a portion of its financial resources for research, technology development and patent protection and expects to continue to spend financial and other resources to develop product enhancements, to strengthen in-house research and development, to enrich current and develop new intellectual property, and to introduce new versions of current products and new products.  In the nine-months ended December 31, 2015 and the fiscal year ended March 31, 2015, the Company spent $174,717 and $395,462, respectively, on research and development.

Regulation

Our operations as a for-hire motor carrier are subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations.  The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT.

Employees

At the date of this report, we have two employees; the majority of our workforce being independent contractors consisting of 120 independent truck operators and other independent contractors providing a variety of services to the Company including operations, accounting, transportation, delivery and logistics business segments. We also outsource additional labor overseas in Belgrade and Niš, Serbia.  None of the employees are represented by unions or covered by any collective bargaining agreement, and we believe we have good employee relations.  In the future, we expect to expand our management employees for financial compliance and marketing.

ITEM 1A.

RISK FACTORS

Risks Related to Our Business

We have had operating losses since inception, and we currently are not profitable and may never achieve profitability.

We have been operating since 2008.  To date, we have focused on research and development and developmental marketing efforts, achieving revenues of $171,333 for the nine-month period ended December 31, 2015 and $278,012 for the fiscal year ended March 31, 2015. The decrease in revenues was due to two factors:  1) our Latin America consulting agreement (approximately $12,000 in monthly revenue) expired in September 2015, and 2) for the nine-month period ended December 31, 2015, we only recognized nine-months of distribution agreement-related revenue as compared to twelve months of distribution agreement-related revenue for the fiscal year ended March 31, 2015.

Although we expect to realize significant value and benefits from the acquisition of PSF and PTC, we may not be able to realize the expected potential value and benefits of such acquisition due to many factors and we may continue to have losses in the near term and rely on relatively expensive financing to fund on-going operations.  We have had and we expect to continue to have losses in the near term and have relied and will rely on capital funding to support our operations in the future. To date, such capital funding has been limited in amount. We cannot predict whether or not we will ever become profitable or be able to continue to find capital to support our development and business plan.  If we are not able to increase our revenues, obtain additional working capital as needed from time to time, and achieve market acceptance for HydroPhi technology and establish sales, we will have to reduce or curtail our business operations. In such case, investors will lose all or a portion of their investment.

Because our business and marketing plans may be unsuccessful, we may not be able to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had limited revenues and relied on equity and equity-based financing and loans from our shareholders and related parties. Although we expect to realize significant value and benefits from the acquisition of PSF and PTC, we may not be able to realize the expected potential value and benefits of such acquisition due to many factors and our business and marketing plans may not be successful in achieving a sustainable business and revenues.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. The Company, on a consolidated basis, will need capital to fund its operations and to comply with its SEC reporting obligations. During the next twelve months, we expect that to be able to sustain our current operations, with no significant increase in operations, we will need a limited amount of new capital to meet our expenses. We will need additional funding to repay our outstanding obligations due during that period. We have no contracts or arrangements for any funding at this time. Recently, we have been able only to obtain small amounts of funding through the sale of discounted, convertible notes to repeat investors, which convert on a discount to market as determined by the note holder.  These investors have pre-emptive rights, which may limit the ability of the Company to raise funds from new investors. Additionally, the number of shares of common stock that may be issued if the outstanding convertible notes are converted may deter new investors. There can be no assurance that we will be able to raise any funding or will be able to meet our accrued obligations.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.   As a result of the fact that the financial resources are inadequate for our business operations and current obligations at this time and we have continuing losses, a capital deficit and substantial outstanding debt, there is a substantial doubt as to our ability to continue as a going concern, and to meet our obligations as they become due from time to time. If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations.  In such case, investors will lose all or a portion of their investment.

We will require additional capital in the future, which may not be available on terms acceptable to us, or at all.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our operations and market developments. We will to need to raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise funds, may require us to relinquish our rights or grant licenses to some or substantial parts of our intellectual property. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of our existing capital stock. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

We have a substantial amount of debt outstanding which is convertible into a number of shares in excess of the number of shares currently outstanding, and such debt carries certain conversion and protective provisions which may be detrimental to new investors.

We have obtained recent financing through the sale of debt instruments convertible into common stock, at the option of the note holders, at a conversion rate which is at a substantial discount to the market price of the common stock on the date of conversion.  Additionally, some of this debt was issued at a discount to the principal amount. We have granted the debt holders various protective provisions, including a right of first refusal on future financings.  The existence of such a large amount of debt and its various conversion and protective provisions may act to deter other investors from investing in the Company.  The substantial number of shares which may be issued will result in dilution to current investors.  All of the outstanding debt amount is due within the next twelve months, which will require the Company to raise new funds to pay off the debt or renegotiate the current debt terms. There can be no assurance that the Company will be able to raise new funds or renegotiate the current debt, in which case the Company may have to take action to obtain debt relief or protection, curtail operations or cease operations. In such case, investors will lose all or a portion of their investment.

We derive a significant portion of our revenue from a few major customers, the loss of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a few major customers. In the nine-month period ended December 31, 2015 and the fiscal year ended March 31, 2015, Energia accounted for 100% and 100%, respectively, of our total revenue. Our agreement with Energia is for a term of three years, and may be extended for two additional years unless earlier terminated for default of a material term, which would include the sales objectives and other performance requirements of the distributor, change in control, bankruptcy and criminal violation of applicable laws of or by the contracting party. As a multi-year contract, the rates we charge may not remain advantageous.  With the acquisition of PSF and PTC, the Company added several major customers in the transportation, delivery and logistics business segment including C.H. Robinson, All Coyote and UPS.

In response to economic conditions and capital markets, supply and demand in our industry, our performance, our customers’ internal initiatives or other factors, our customers may reduce or eliminate their use of our services, or threaten to do so to gain pricing or other concessions from us. Our customers’ financial difficulties can negatively impact our results of operations and financial condition, especially if our customers were to delay or default on payments to us. A reduction in or termination of our services by our major customers could have a materially adverse effect on our business and operating results.

We are dependent on the continued services and on the performance of our senior management and other key personnel.

The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. We do not currently have employment contracts with any of our executive officers or key employees. Although we anticipate entering into employment contracts with our key personnel, we expect these will be at-will employment agreements with severance, non-competition and confidentiality provisions and other rights typically associated with such agreements. We also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain necessary technical, managerial, sales, marketing and customer service personnel could have a material adverse effect on our business, operating results and financial condition.

We may have difficulty managing our growth.

We have begun to expand our operations, and depending on our financial resources, we expect to grow our sales and marketing capabilities, to continue research and development activities and to expand our administrative operations. This expansion is expected to place a significant strain on our management, operational and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service and financial systems, procedures and controls and expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, there could be a material adverse effect on our business, operating results and financial condition.

Failure to expand our operations, both domestically and internationally, could significantly affect our ability to increase revenue.

We intend to expand our operations in the United States and to enter selected non-United States markets.  We expect to commit time and development resources to customizing our products for selected markets and to developing sales and support channels. In addition to the uncertainty regarding our international presence, there are difficulties and risks inherent in doing business internationally, including, but not limited to:

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

•

Potentially adverse tax consequences; and

•

Political and economic instability.

In addition, our ability to expand our business into some countries may require modification of our products, including in particular national language support. To the extent that international sales are denominated in U.S. dollars, an increase or decrease in the value of the United States dollar relative to other currencies could make our products more expensive or less expensive, respectively, and, therefore, potentially less competitive in certain international markets. To the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuations. As we increase our international sales, our total revenue may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during summer months in Europe and other parts of the world.  There can be no assurance that our efforts to expand domestically or to enter new international markets will be successful and expending time and development resources to pursue such efforts could have a material adverse effect on our business, operating results and financial condition.

Risks Related to the Industry

Our business is subject to general economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results or operations, many of which are beyond our control.  We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets such as:

●	recessionary economic cycles, such as the period from 2007 through 2009, and the uncertainty surrounding such supply and demand in 2016;
●	changes in customers' inventory levels and in the availability of funding for their working capital;
●	excess tractor capacity in comparison with shipping demand; and
●	downturns in customers' business cycles.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times, which risks we experienced during prior recessionary times, are as follows:

●	we may experience a reduction in overall freight levels, which may impair our asset utilization;
●

certain of our customers may face credit issues and could experience cash flow problems that may lead to payment delays, increased credit risk, bankruptcies, and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers' freight demand;
●

customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight; and

●	we may be forced to accept more freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads.

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees. We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time to time, various federal, state, or local taxes may also increase, including taxes on fuels. We cannot predict whether, or in what form, any such cost increase or event could occur. In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs. The occurrence of any of the foregoing factors, events or circumstances could have a material adverse effect on our business, operating results and financial condition.

Extreme or unusual weather conditions can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.

Certain weather conditions such as ice and snow can disrupt our operations. Increases in the cost of our operations, such as towing and other maintenance activities, frequently occur during the winter months. Natural disasters such as hurricanes and flooding can also impact freight volumes and increase our costs.  The occurrence of any of the foregoing factors, events or circumstances could have a material adverse effect on our business, operating results and financial condition.

The freight transportation industry in which we operate is a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability.

The freight transportation market in which we operate is frequently referred to as highly fragmented and competitive. These factors include:

●

we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, intermodal companies, and other transportation companies, many of which have more equipment and greater capital resources than we do;

●

many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business;

●	many customers reduce the number of carriers they use by selecting "core carriers" as approved service providers, and in some instances we may not be selected;
●	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors;
●	the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;
●	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and
●	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and freight rates.

The clean technologies industry in which we operate is subject to rapid technological change, uncertainty and shifting market opportunities.

With respect to our HydroPlant™ business segment, the market for clean energy technologies and their applications is highly competitive, and there are a variety of potential technologies for the same purpose as ours, from companies around the world. Our success depends, in part, on our ability to define and keep pace with changes in industry standards, technological developments and varying customer requirements. Changes in industry standards and needs could adversely affect the development of, and demand for, our technology, rendering our technology currently under development obsolete and unmarketable. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than we do. As a result, they may be able to respond more rapidly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, the market for our type of technology is in its very early stages. We expect competition to intensify as current competitors develop and expand their product offerings and new competitors enter the market. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. In addition, our customers and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors may also have well established relationships with our potential customers. As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which could adversely affect our revenues and operating results.

Our future success depends upon customers accepting and supporting new clean energy solutions, and their ability to fund their operations.

To date, because our system is a new product, we have had limited acceptance of the HydroPlant™ technology. Our product is undergoing extensive testing by several of our current potential users. Our initial product placement and beta testing have been mostly in the transportation industry, and to date has been on a very limited basis. Many of our potential customers themselves are early stage and growth companies with limited operating histories and limited resources. As a result, they may be required to raise funds through public or private financings, strategic relationships, borrowings or other arrangements to be able to sustain their operations and be in a position to purchase and use the HydroPlant™ technology. Therefore, we may have difficulty in establishing a market for the HydroPlant™ technology and our products, and to the extent we do achieve market acceptance and sales, we may experience a delay in being paid for our products or may not be paid at all.

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

Any failure in a customer’s platform or trading application could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we maintain general liability insurance, there can be no assurance that such coverage will continue to be available on reasonable terms or will be adequate to indemnify us for all liability that may be imposed on us. Safety perceptions may deter future use of our products. A fundamental requirement of using water-based involves perceptions of handling hydrogen and oxygen. We cannot be certain that any inadequate practice of instructions or use by our customers will not compromise the designed safety envelope. Any instance of such an occurrence may lead to an uncalled for market perception deterring future use of our products. We may be required to incur significant costs to protect against safety perceptions and further improvements.

Delays in getting patents issued by the USPTO could result in delays in recognizing revenues.

We will continue to pursue our patent application currently pending before the USPTO and we intend to continue to apply for additional patents in the future. Patent applications have been increasing each year and we believe it is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

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

Our success significantly depends on our proprietary HydroPlant™ technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. Additionally, we have filed a U.S. provisional patent application relating to the disbursement of hydrogen and oxygen. Despite these precautions, it may be possible for unauthorized third parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Provisions in our license agreements with our customers protecting against unauthorized use, copying, transfer and disclosure of our licensed product may be unenforceable under the laws of specific jurisdictions and foreign countries. There can be no assurance that our efforts to obtain patent protection will be successful, or if successful, that any patent issued to us will be deemed enforceable or valid. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact our patent rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights.

Our products may require availability of components or known technology from third parties and their non-availability can impede our growth.

We source components and will continue to license/buy certain technology integral to our HydroPlant™ product from third parties. Our inability to acquire and maintain any third-party product licenses, or integrate the related third-party products into our products, could result in delays in product development until equivalent products can be identified, licensed and integrated. We cannot provide assurance that these licenses will continue to be available to us on commercially reasonable terms, if at all.

We rely significantly on our information technology systems, a disruption, failure or security breach of which could have a material adverse effect on our business.

We rely on information technology throughout all areas of our business to initiate, track, and complete customer orders; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, terrorist attacks, computer viruses, hackers, or other security breaches. We have mitigated our exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans, but these mitigating activities may not be sufficient. A significant disruption, failure or security breach in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.

We depend on third parties in the operation of our business.

We utilize independent contractors and third-party carriers to complete our services. These third parties are subject to regulatory requirements, which may have a significant impact on their operations, causing them to exit the transportation industry. Aside from when these third parties may use our trailing equipment to fulfill loads, we do not own the revenue equipment or control the drivers delivering these loads. The inability to obtain reliable third-party carriers and independent contractors could have a material adverse effect on our operating results and business growth.

Rapid changes in fuel costs could impact our periodic financial results.

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of higher fuel costs. Most of these programs automatically adjust weekly depending on the cost of fuel. However, there can be timing differences between a change in our fuel cost and the timing of the fuel surcharges billed to our customers. In addition, we incur additional costs when fuel price increases cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. Rapid increases in fuel costs or shortages of fuel could have a material adverse effect on our operations or future profitability. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims for which we are self-insured increases, our operating results could be adversely affected. We have policies in place for 2016 with substantially the same terms as our 2015 policies for personal injury, property damage, workers’ compensation, and cargo loss or damage. If these expenses increase and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT and various state agencies exercise broad powers over our freight transportation business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations.

With respect to our HydroPlant™ business segment, the laws governing energy transactions remain largely unsettled. The adoption or modification of laws or regulations relating to energy could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply. Laws and regulations directly applicable to clean energy carbon credits and/or commerce over the energy industry are becoming more diverse and prevalent in all global markets. We must comply with regulations in the United States and with any other regulations adopted by other countries where we do business. The growth and development of the market for online carbon credit trade may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of energy commerce. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results and financial condition.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage and fuel islands at several of our facilities. If a spill or other accident involving hazardous substances occurs, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Risks Related to Our Common Stock

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

There is not an active market for our common stock and our stock price has been volatile and may continue to fluctuate widely.

We are providing no assurances of any kind or nature whatsoever that an active market for our common stock will ever develop. To date, there have been limited amounts of trading in our common stock and the price and volume has been volatile. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in the common stock of HPT Group. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the common stock for an indefinite period of time. If a market ever develops for our common stock, we anticipate that our then financial condition and operations will greatly impact the value of the stock, which may not reflect our business prospects.

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

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of public companies. Such fluctuations may be even more pronounced in the trading market shortly following this filing. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies.  This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The number of shares of common stock that may be sold by the holders of various convertible notes and a warrant may have an adverse effect on the public market of our stock.  Because of the large number of shares that may be issued on conversion or exercise of outstanding securities, there may be an adverse effect on the market because of the conversion and/or exercise.  Although there are limits on the holder’s conversion and exercise, investors may not regard these limits when evaluating our common stock available to be sold in the public market.  Therefore, there may be limited demand and excessive price and volume volatility.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources.

We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that Sarbanes requires publicly-traded companies to obtain.

Investor confidence and market price of our shares may be adversely impacted if we are unable to attest to the adequacy of the internal controls over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies to include a report of management about their internal control structure and procedures for financial reporting in their annual reports on Form 10-K. The report must discuss the assessment by management of the effectiveness of the internal controls over financial reporting of the Company. We have reported in the Transition Report on Form 10-K, filed for the nine-month period ended December 31, 2015, that management concluded the internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. This assessment could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares and our ability to fund the Company. Although we have added a new controller to our staff, we believe these generally stated material weaknesses will continue until we are in a financial position to add the necessary staffing to address the above factors.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be limited.

Our stock is subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require a broker-dealer, in recommending an investment to a customer, to have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

State securities laws may limit secondary trading, which may restrict the states in which you can sell shares of our common stock.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

On April 1, 2016, the Company temporarily moved its corporate offices to the existing corporate offices of its recently acquired subsidiary, Pro Star Freight Systems, Inc. (“PSF”), in Bensenville, Illinois.  No lease agreement existed for the Bensenville, Illinois property.  On April 5, 2016, PSF signed a two-year lease for office space in Oak Brook, Illinois, which office space will be shared with the Company.

The Company’s recently acquired subsidiary, Pro Star Trucking Center, Inc. (“PTC”), owns a truck repair center located in Des Plains, Illinois, and on January 6, 2016, PSF purchased an additional one acre of land for the development of an additional truck repair center in Hammond, Indiana to be operated by PTC.

ITEM 3

LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business.  As of the date of this report, there are no pending or threatened legal proceedings to which HPT Group is a party or to which any of HPT Group’s property is subject that could reasonably be expected to have a material adverse effect on our business, operating results or financial condition.  There are no legal proceedings to which any of our directors, officers or affiliates, or any record or beneficial shareholder of more than 5% of our issued and outstanding capital stock, or any of their associates, is an adverse party to HPT Group or has a material interest adverse to HPT Group’s interest.

ITEM 4

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is reported through the OTCPink.  Our trading symbol was “BCLX” until October 2, 2013 and currently HPT Group is trading under the symbol “HPTG”. Quotations for our common stock commenced on March 22, 2013. The following table sets forth, for the periods indicated, the reported high and low closing bid prices for our common stock as reported through the OTC Markets. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns and commissions. The recorded trading in our common stock should not be deemed to constitute an “established trading market.”

Nine-Month Period Ended December 31, 2015	High	Low
Quarter ended June 30, 2015	$ 0.0030	$ 0.0020
Quarter ended September 30, 2015	$ 0.0011	$ 0.0010
Quarter ended December 31, 2015	$ 0.0040	$ 0.0031

Fiscal year ended March 31, 2015	High	Low
Quarter ended June 30, 2014	$ 0.5900	$ 0.0700
Quarter ended September 30, 2014	$ 0.1700	$ 0.0200
Quarter ended December 31, 2014	$ 0.0300	$ 0.0100
Quarter ended March 31, 2015	$ 0.0300	$ -

Holders of Our Common Stock

As of the date of this report, we had 74 registered shareholders. Certain shares are held by brokers and other institutions on behalf of shareholders, and we are unable to determine the total number of shareholders represented by those record holders.

Dividend Policy

Since inception, we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future.

Equity Compensation Plans

We currently maintain one equity compensation plan that provides for the issuance of our common stock to employees, officers, directors and consultants of HPT Group. This consists of the 2014 Non-Qualified Performance Equity Award Plan (the “Plan”), approved by our Board of Directors on April 29, 2014. The Plan does not require, and the Company will not obtain, shareholder approval of the Plan.

On November 7, 2014, the Board of Directors of the Company authorized an increase in the number of shares under the Plan by 5,000,000 shares to a total of 10,000,000 shares under the Plan. The Plan provides for awards of non-qualified stock options, restricted stock and other equity-based awards. Award shares that are not used will be available for re-grant. The maximum award is limited to 1,250,000 shares. The Plan provides for a term of 20 years, but awards may not be granted after the 10th anniversary of the effective date of the Plan. To the extent required, for example for stock options, the exercise price or other award price will be the fair market value of a share of stock on the date of grant. The Plan will be administered by the board or a committee, and the board or committee has the power to set the terms of individual awards, subject to the Plan limitations and purposes. The Plan is an unfunded plan.

On November 15, 2015, Mark Robinson and Reid Meyer resigned from their positions in HPT Group. At the date of their resignation, only 50% of their options had vested and, as a result, 500,000 shares of common stock were forfeited by each.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,000,000	$.12	n/a
Equity compensation plans not approved by security holders	-	n/a	10,000,000
Total	1,000,000	$.12	10,000,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this transition report on Form 10-K. This report includes forward-looking statements. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We advise you to carefully review “Part I, Item 1A. – Risk Factors” of this report, together with additional risk factors that may be described in reports and documents that we may file in the future from time to time with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Overview

As used herein, the terms, “we,” the “Company,” “our,” “us,” and “HPT Group” refers to HydroPhi Technologies Group, Inc., a Florida corporation, and includes its wholly and partially owned subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

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

Our operating subsidiary, Hydro Phi Del, was founded in 2008 to develop new clean energy technologies.  The Company makes and sells a system using water-based clean energy technologies that is engineered and functionally designed to provide fuel savings and reduced greenhouse gas emissions for the internal combustion engine.  The primary market for HydroPhi products initially will be the transportation industry, with a primary focus on the trucking/logistics and buses and a secondary focus on heavy equipment, marine and agriculture segments, where rising fuel costs and emission regulations are driving the development of new technologies to control operating expenses. Transportation logistics are those companies providing long and short haul trucking of goods, usually employing diesel engine trucks, and often additional services such as warehousing, freight forwarding, and multimodal transporting. We believe that our proprietary HydroPlant ™ technology will have additional applications in the future, such as in off-grid power generation, where there is reliance on diesel and similar types of internal combustion engines for the generation of electricity.

The Company is marketing its products in large part through licensing agreements.  To date, it has a distribution and licensing agreement with each of Energia Vehicular Limpia S.A. de C.V. for Mexico and Brazil and with HydroPhi Technologies Europe, S.A. for Europe.

Effective March 1, 2016 the Company acquired all of the outstanding capital stock of each of Pro Star Freight Systems Inc. (“PSF”) and Pro Star Truck Center Inc. (“PTC”) (collectively, “Pro Star”), pursuant to the Stock Purchase Agreement, dated as of November 23, 2015, by and among the Company, Pro Star and Prostar Holdings Trust.

PSF was formed on March 16, 2012. PSF is an active carrier as a long haul freight transportation company based in Oak Brook, Illinois located near Chicago’s O’Hare Airport serving customers in the United States.  PSF contracts with approximately 120 independent truck operators and owns 30 semi-trailers consisting of 53’ dry vans hauling dry goods only (no hazardous materials, liquids or refrigerated goods).  The fleet consists of company-controlled revenue equipment through independent owner operators.  PSF also manages a 24-hour dispatch service operated primarily through outsourced contractors in Belgrade and Niš, Serbia.

PTC was formed on April 8, 2013. PTC is a truck repair center located in Des Plaines, IL.  PTC is a full service repair facility servicing over 200 trucks per year for independently contracted Pro Star operators only.  Servicing is limited to smaller repairs that can be completed in one day and does not generally include engine overhauls or more significant multi-day repairs.  In addition, PTC sources and distributes high-volume products for its customers, including tires from overseas.

Results of Operations for Nine-Month Period Ended December 31, 2015, Compared to the Fiscal Year Ended March 31, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine-Month Period Ended December 31, 2015	For the Year Ended March 31, 2015	Change

Revenues	$171,333	$278,012	$(106,679)

Operating expenses:
General and administrative	921,466	1,761,297	(839,831)
Research and development	174,717	395,462	(220,745)
Depreciation and amortization	50,808	68,377	(17,569)
Impairment of intangibles	309,750	-	309,750
Impairment of inventory	42,000	-	42,000
Total operating expenses	1,498,741	2,225,136	(726,395)

Operating loss	(1,327,408)	(1,947,124)	619,716

Other income (expense):
Interest expense	(1,219,252)	(2,331,680)	1,112,428
Change in fair value of derivative liability	903,411	1,440,508	(537,097)
Loss on extinguishment of convertible debt	(143,972)	-	(143,972)
Gain (loss) on settlement of debt	989,284	121,819	867,465

Total other income (expense)	529,471	(769,353)	1,298,824

Net loss	$(797,937)	$(2,716,477)	$1,918,540

Revenues

Revenues decreased by $106,679 to $171,333 for the nine-month period ended December 31, 2015 compared to $278,012 for the year ended March 31, 2015.  The decrease was primary due to twelve months of consulting and distribution rights revenue recognized in the year ended March 31, 2015 versus only nine-months of consulting and distribution rights recognized in the nine-month period ended December 31, 2015.  This accounts for approximately $69,167 of the decrease.  In addition, the Company fulfilled its Latin America consulting obligations as of September 30, 2015, thus no related revenue was recognized during the last 3 months of the 9 month period ended December 31, 2015.  This accounts for $36,167 of the decrease.

Operating Expenses

General and administrative expenses decreased by $839,831 to $921,466 for the nine-month period ended December 31, 2015 compared to $1,761,297 for the year ended March 31, 2015.  The decrease was primarily because the Company incurred $233,960 less in salaries and related expenses (including the termination of staff), $165,982 less in investor relations fees, $125,767 less in legal fees, $101,781 less on stock based compensation, $61,637 less on contract labor, $60,253 less on travel & lodging, and $21,606 less on rental expenses related to the lease of Atlanta office space during the nine-month period ended December 31, 2015.  Company-wide spending decreased overall due to financial constraints, limited sources of capital, and the shortened operating period from a full year to only nine-months.

General and Administrative Expense

Research and development expense decreased by $220,745 to $174,717 for the nine-month period ended December 31, 2015 compared to $395,462 for the year ended March 31, 2015. The decrease was mainly due to reduced development spending due to the Company’s financial constraints. Spending reductions included the termination of staff and the reduction in operating period of twelve months to nine months.

Impairment of Intangibles and Inventory

Impairment of intangibles increased by $309,500 to $309,500 for the nine-month period ended December 31, 2015 compared to $0 for the year ended March 31, 2015 after the Company’s comparison of the undiscounted cash flows and the remaining carrying amount attributable to the intellectual property that might not be recoverable and determined that no future cash flows were indicated.  As a result, the Company fully impaired its intangible assets.   Impairment of inventory increased by $42,000 to $42,000 for the nine-month period ended December 31, 2015 compared to $0 for the year ended March 31, 2015 as a result of the Company’s determination of the inventory’s obsolescence and fully impaired the remaining inventory.

Other expense / income

Other income was $540,757 for the nine-month period ended December 31, 2015 compared to other expense of $769,353 for the year ended March 31, 2015.  The $1,310,110 change was due to a $1,112,428 reduction in interest expense and an $864,483 increase in gain on settlement of debt. These changes were partially offset by a decrease of $521,964 in the change in fair value of derivative liabilities and a $144,837 loss on extinguishment of convertible debt.  These changes were primarily related to the release and exchange of debt and accrued interest for common shares of stock by former noteholders.

Net Loss

Net loss decreased by $1,918,540 to $797,937 for the nine-month period ended December 31, 2015 compared to $2,716,477 for the year ended March 31, 2015.  The decrease in net loss was primarily due to the $1,310,110 change in other income explained above and $828,545 reduction in general and administrative expenses explained above.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the nine-month period ended December 31, 2015 and the year ended March 31, 2015:

	Nine-Month Period Ended December 31, 2015	Year Ended March 31, 2015

Net Cash Used in Operating Activities	$(886,495)	$(1,851,034)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	866,713	1,818,000

Net Decrease in Cash and Cash Equivalents	(19,782)	(33,034)
Cash and Cash Equivalents – Beginning of Year	63,412	96,446

Cash and Cash Equivalents – End of Period	$43,630	$63,412

As of December 31, 2015, we had cash and cash equivalents of $43,630 and a working capital deficit of $4,425,970.  As of December 31, 2015, our accumulated deficit was $34,211,282.  For the nine-month period ended December 31, 2015, our net loss was $797,937, compared to net loss of $2,716,477 during the year ended March 31, 2015.  The change was mainly due to the Company’s decrease in general and administrative expenses, decrease in research and development expenses, and an increase in other income for the nine-months ended December 31, 2015 as compared to the year ended March 31, 2015.

Cash used in operating activities was $886,495 for the nine-month period ended December 31, 2015 compared to $1,851,034 for the year ended March 31, 2015. The $964,539 decrease was mainly due to the decrease of cash payments made to staff, consultants, professionals, inventory purchases, and payments of accrued compensation.

We did not use any cash in investing activities for the nine-month period ended December 31, 2015 and the year ended March 31, 2015.

We received net cash of $866,713 from financing activities for the nine-month period ended December 31, 2015, compared to receiving net cash of $1,818,000 from financing activities for the year ended March 31, 2015. Cash received from financing activities for the periods ended December 31, 2015 and March 31, 2015 are from convertible notes issued to third parties.

Capital Resources

General

In the nine-month period ended December 31, 2015, the Company raised an aggregate of $914,583 in capital through new convertible debt.  During the fiscal year ended March 31, 2015, the Company raised an aggregate of $1,865,000 in capital through convertible debt.

At December 31, 2015, we had $4,885,685 in total current liabilities.  These obligations will impact our available working capital for our operations, and will adversely impact our liquidity. Therefore, we will have to continue to negotiate with our creditors to balance our ability to pay our outstanding obligations and to fund our business.  We anticipate, but can give no assurance that we will be able to negotiate extending due dates on outstanding payables and other obligations, and if we are able to negotiate extensions whether or not this will raise the cost of our obligations for such things as the payment of interest or interest at higher rates.  Additionally, the outstanding obligations may have to be secured, which will act as a priority that would prevent us from obtaining other forms of financing, unless those with a priority are willing to subordinate their security interest. Such obligations may also impact our general ability to raise additional equity as well as debt funds, as investors and lenders may find our debt obligations to be a limitation on our ability to operate and meet our obligations when they come due.  Our limited revenues are not currently sufficient to pay our obligations.  As such, we also risk the fact that our creditors may seek action for repayment with the result that we may have to seek bankruptcy protection.

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

December 4, 2014 Financing

Pursuant to a Securities Purchase Agreement, dated December 4, 2014 by and between the Company and 31 Group, LLC, the 31 Group is committed to purchase from the Company two convertible notes of the Company in the principal amounts of $385,000 and $275,000, for the cash purchase amounts of $350,000 and $250,000, respectively.  The $385,000 note was issued on December 4, 2014 and matured on May 17, 2016. On February 5, 2015, a convertible note with a principal amount of $275,000, and a maturity date of July 30, 2016, was issued. The notes are convertible 179 days after issuance, in whole or in part, at the investor’s option, into shares of common stock, at a conversion price equal to $0.15 per share.  If after 179 days from the execution date of the note, the price of the stock is less than $0.15, the Company will have an additional 30 days to repay the 31 Group.  If the notes are not repaid, 31 Group may convert the notes at a conversion rate of the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 80%.  The Company has the right at any time to redeem some or all of the total outstanding amount then remaining under the convertible notes at a price equal to: (i) 100%  if  within 60 days of issuance; (ii) 115% if between 61 and 149 days of issuance; or (iii) 120% if 150 days or more after issuance.  The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount commencing with the date that the note becomes convertible.

April 15, 2015 Financing

On April 15, 2015, the Company entered into securities purchase agreements dated as of April 9, 2015, with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principal amount of $100,833 in consideration for a purchase price of $91,667.  Each note matures on October 9, 2016 and bears interest at 8% per annum.

May 27, 2015 Financing

On May 27, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principal amount of $55,000 in consideration for a purchase price of $50,000.  Each note matures on May 27, 2016 and bears interest at 8% per annum.  As of the date of this report, this note is now in default.

June 17, 2015 Financing

On June 17, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principle amount of $35,000 in consideration for a purchase price of $32,500.  Each note matures on June 17, 2016 and bears interest at 8% per annum.

July 9, 2015 Financing

On July 9, 2015, the Company entered into securities purchase agreements with two separate accredited investors.  Pursuant to the purchase agreements, the investors each purchased separately from the Company a convertible note of the Company in the principal amount of $93,500 in consideration for a purchase price of $85,000.  Each Note will mature on July 9, 2016, and it bears interest at 8% per annum.

August 2015 Financings

On August 14, 2015, the Company entered into securities purchase agreement with Magna Equites II, LLC.  Pursuant to the purchase agreement, Magna Equities II purchased from the Company a convertible note of the Company in the principal amount of $41,667 in consideration for a purchase price of $37,500.  The note will mature on August 14, 2016, and it bears interest at 8% per annum.

On August 18, 2015, the Company entered into securities purchase agreement with Magna Equites II, LLC.  Pursuant to the purchase agreement, Magna Equities purchased from the Company a convertible note of the Company in the principal amount of $61,111 in consideration for a purchase price of $55,000.  The note will mature on August 18, 2016, and it bears interest at 8% per annum.

On August 18, 2015, the Company entered into securities purchase agreement with Riverside Merchant Partners, LLC.  Pursuant to the purchase agreement, Riverside Merchant Partners purchased from the Company a convertible note of the Company in the principal amount of $102,778 in consideration for a purchase price of $92,500.  The note will mature on August 18, 2016, and it bears interest at 8% per annum.

October 1, 2015 Financing

On October 1, 2015, the Company entered into a securities purchase agreement with Magna Equities II, LLC.  Pursuant to the agreement, Magna Equities II purchased from the Company a convertible note of the Company in the principle amount of $28,889 in consideration for a purchase price of $26,000.  The note matures on September 30, 2016 and bears interest at 8% per annum.

October 15, 2015 Financing

On October 15, 2015, the Company entered into securities purchase agreements with 31 Group, LLC, Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, 31 Group, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principle amount of $24,074 in consideration for a purchase price of $21,667.  Each note matures on October 15, 2016 and bears interest at 8% per annum.

November 19, 2015 Financings

On November 19, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principle amount of $75,000, of which the proceeds went directly to Pro Star.  Each note matures on November 19, 2016 and bears interest at 10% per annum.

On November 19, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principle amount of $11,250.  Each note matures on August 19, 2016 and bears no interest.

On November 19, 2015, the Company entered into a securities purchase agreement with Riverside Merchant Partners, LLC.  Pursuant to the agreement, Riverside Merchant Partners purchased from the Company a convertible note of the Company in the principle amount of $30,000 in consideration for a purchase price of $30,000.  The note matures on August 19, 2016 and bears no interest.

On November 19, 2015, the Company entered into a securities purchase agreement with Magna Equites II, LLC.  Pursuant to the agreement, Magna Equities II purchased from the Company a convertible note of the Company in the principle amount of $37,750.  The note matures on August 19, 2016 and bears no interest.

December 1, 2015 Financing

On December 1, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company a convertible note of the Company in the principle amount of $30,000.  Each note matures on September 1, 2016 and bears no interest.

On December 1, 2015, the Company entered into securities purchase agreements with Magna Equities II, LLC and Riverside Merchant Partners, LLC.  Pursuant to the agreements, Magna Equities II and Riverside Merchant Partners each purchased separately from the Company two convertible notes of the Company in the principle amounts of $91,000 and $25,000, of which the proceeds went directly to Pro Star.  The notes in the principal amount of $91,000 mature on December 1, 2016 and bear interest of 10% and the notes in the principal amount of $25,000 mature on September 1, 2016 and bear no interest.

Financing Requirements

As explained above, we have experienced negative cash flows in our business and expect this to continue into the future.  This will hinder our operations as we will experience constraints on our funds to hire additional persons to engage in marketing, manufacturing and distribution of our products. To cover the costs of our operations, we will need external financing.

We will require additional funds to implement our full business plan, continue our operations and pay expenses associated with us being a public reporting company. Our future is dependent upon our ability to obtain financing. We currently do not have any arrangements for additional capital.  Our operating history and our limited revenues are likely to restrict our ability to obtain adequate funding. To the extent that we may be able to raise new capital, we believe that the funding will be either from the sale of additional equity or debt instruments that include a substantial equity component. If we are able to reach regular production of our system, we may be able to factor our accounts receivable, but such funding will be dependent on a steady sales record and flow of accounts that may be pledged and or sold, for which we can give no assurance of occurring.  To the extent that we raise funds based in whole or in part on equity, it is likely that there will be substantial dilution in the current equity ownership of our shares. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2015, the Company had a working capital deficit of $4,425,970 and an accumulated deficit of $34,211,282. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  See Note 1 of the Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances, and valuation allowance for deferred tax assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue Recognition

Revenues are recognized when services are rendered. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been rendered.

Fair Value Measurements

As defined in FASB ASC Topic No. 820 - 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 - 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, were ineffective as of the end of the period covered by this report.

Management’s Transition Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that, as of December 31, 2015, our internal controls over financial reporting were not effective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that has occurred that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below is information regarding the current directors and executive officers of HPT Group. Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal.  Executive officers are appointed by our board of directors. Each executive officer holds his office until he resigns or is removed by the board of directors or his successor is appointed and qualified.

Name	Age	Title

Nikola Zaric	35	Director, Chief Executive Officer and Chief Financial Officer
Sagiv Israeli	38	Chief Operating Officer

Director and Officer of HPT Group

Nikola Zaric

Mr. Zaric founded Pro Star Freight Systems Inc. in May 2012. His career in trucking and logistics began in October 2009 when he founded, and was the operational manager of, Arrow Freight Inc. Prior to 2009, when Mr. Zaric moved from Serbia to the United States, he obtained his medical degree as a general practitioner. Upon arriving in the United States he recognized the business opportunity in trucking and logistics in the mid-United States region. Beginning with one truck, he has built a business with 120 independent operators and 45 semi-trailers (30 of which are owned and 15 of which are leased).  Mr. Zaric has been a Director and the President of the Company since November 2015.

Sagiv Israeli

Mr. Israeli is an entrepreneur bringing to the Company an expertise in management, logistics, retail commerce and sales. Mr. Israeli founded a successful distribution company that served the sovereign territory of Israel in its entirety. Following his tenure as an active duty Special Operatives officer in the Israeli military, he completed studies in economics and international business before immigrating to the United States. In 1999, he began his career in the gemstone industry, focusing on wholesale diamond sales. In 2002, he founded his own company with a focus on diamond manufacturing and wholesale sales of loose diamonds and jewelry, which rapidly became one of the largest diamond companies specializing in fancy color and fancy cut diamonds, with offices in New York, Los Angeles, Florida and Ohio. Meanwhile, he also aggressively invested in the turnaround of distressed restaurant enterprises. In 2013, Mr. Israeli began investing in the transportation industry through the purchase of long-haul freight trucks. Mr. Israeli was appointed the Chief Operating Officer of the Company on April 29, 2016.

Family Relationships

There are no family relationships among our current officers and directors.

Board Composition and Committees

The board of directors is currently composed of one member.  HPT Group anticipates expanding the board of directors in the near future.

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

We have no audit committee financial expert. Mr. Zaric has financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is not justified. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted, given the background of Mr. Zaric.

HPT Group currently does not have nominating or compensation committees and does not have written nominating or compensation committee charters. Our board of directors believes that it is not necessary to have such committees at this time because the functions of such committees can be adequately performed by the board of directors. Our Chief Executive Officer, who is also a director, participates in employment compensation decisions.

Code of Ethics

HPT Group formally adopted a written code of business conduct and ethics that governs its employees, officers and directors on June 21, 2010, which was filed with the SEC on July 29, 2010, as an exhibit to a registration statement on Form S-1 of the Company.

Conflict of Interest

We have not adopted any policies or procedures for the review, approval, or ratification of any transaction between the Company and any executive officer, director, nominee to become a director, 10% shareholder, or family member of such persons, required to be reported under paragraph (a) of Item 404 of Regulation S-K promulgated by the SEC.

ITEM 11.

EXECUTIVE COMPENSATION.

Compensation of our Named Executive Officers

We have identified Messrs. Nikola Zaric, Roger M. Slotkin, and Reid Meyer as our named executive officers for the nine-month period ended December 31, 2015 and in the year ended March 31, 2015, as indicated below.  Reid Meyer resigned on November 15, 2015.  Mr. Slotkin resigned effective April 7, 2016.

Summary Compensation Table

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during the nine-months ended December 31, 2015 and the twelve months ended March 31, 2015:

						Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings

Name and Principal Position	Fiscal Period	Salary	Stock Award	Option Award	Bonuses			All Other Compensation	Total

Nikola Zaric, Director, CEO and CFO	12/31/2015	$-	$-	$-	$-	$-	$-	$-	$-
(HPT Group and HydroPhi)

Roger M. Slotkin, Former Director, CEO and CFO	12/31/2015	$188,425	$-	$-	$-	$-	$-	$-	$188,425
(HPT Group and HydroPhi)	3/31/2015	$250,000	$20,900	$-	$-	$-	$-	$-	$270,900

Reid Meyer, Former Director and COO	12/31/2015	$99,375	$-	$-	$-	$-	$-	$-	$99,375
(HydroPhi)	3/31/2015	$150,000	$20,900	$46,844	$-	$-	$-	$-	$190,063

Employment Agreements

We entered into a two-year employment agreement with Mr. Slotkin on July 13, 2013.  The agreement provided that he act as the Chief Executive Officer of HPT Group and HydroPhi.  Mr. Slotkin was paid a salary of $250,000 per annum and regular benefits, and was entitled to a car allowance.  He was also eligible to be awarded merit based performance increases.  Mr. Slotkin was eligible for additional bonus compensation and for stock options to be determined and awarded in the discretion of the board of directors.  The agreement provided for various termination events and restrictive covenants on competitive employment and for non-solicitation of employees, customers and vendors. On June 24, 2015 the Company’s board of directors approved by written consent, a one year extension of Mr. Slotkin’s employment agreement.  However, Mr. Slotkin resigned effective April 7, 2016.

We intend to enter into employment agreements with the other senior executives of both the HPT Group and HydroPhi.  These agreements likely will provide for at-will employment with various severance, non-competition and confidentiality provisions and other rights typically associated with written employment agreements.

Equity Awards

On November 7, 2014, the Board of Directors of the Company authorized the issuance of shares of common stock to the Company’s named executive officers as follows: (i) 1,000,000 shares of its common stock to Roger Slotkin; and (ii) 1,000,000 shares of its common stock to Reid Meyer, in each case, in consideration for services they had rendered to the Company.

Options

In the year ended March 31, 2015, the Company granted its board members 2,000,000 non-qualified options to purchase the Company’s common stock with an exercise price of $0.12, a term of 5 years and a 2-year vesting period, of which 1,000,000 options were issued to Reid Meyer, a former executive officer of the Company. The options had a fair value of $204,412 at the grant date that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.74% (2) expected life of 5 years, (3) expected volatility of 129.78%, and (4) zero expected dividends. The fair value is being expensed over the 2-year vesting period.

On November 15, 2015, Reid Meyer resigned from his position in HPT Group. At the date of resignation, only 50% of his options had vested.

A summary of share-based award activity is as follows:

Equity
	Number						Incentive	Equity
	Shares	Number Shares					Plan Awards	Incentive
	Exercisable	Unexercisable			Number of	Market Value	Number of	Plan Awards
	Options	Options	Exercise	Expiration	Shares	of Shares	Shares Unearned	Market Value
	Outstanding	Outstanding	Price	Date	Not Vested	Not Vested	Not Vested	Unearned Shares
Nikola Zaric
Balance at 3/31/15	-	-	$-	n/a	-	$-	-	$-
Balance at 12/31/15	-	-	$-	n/a	-	$-	-	$-
Roger Slotkin
Balance at 3/31/15	-	-	$-	n/a	-	$-	-	$-
Balance at 12/31/15	-	-	$-	n/a	-	$-	-	$-
Reid Meyer
Balance at 3/31/15	-	1,000,000	$0.12	04/28/19	1,000,000	$0.004	-	$-
Balance at 12/31/15	500,000	-	$0.12	04/28/19	-	$-	-	$-

Employee Benefit Plans

We do not have any annuity, retirement, pension or deferred compensation plans or other arrangements for our executive officers or any employees. We anticipate that in the future we will adopt such plans, but there are no current plans or arrangements for the adoption of any such plans.

Director Compensation

We plan to compensate our directors with cash fees and equity awards. We do not plan at this time to provide additional compensation for committee participation.  On April 29, 2014, we adopted our 2014 Non-Qualified Performance Equity Award Plan (the “Plan”).  The Plan provides for awards of non-qualified stock options, restricted stock and other equity based awards.

On April 29, 2014, we granted options to our directors pursuant to the Plan.  Messrs. Meyer and Robinson were each awarded options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.12. The options were to vest in equal parts on each of the first and second anniversaries of his appointment as a director, so long as he is in service to the board, and the option expires on the fifth anniversary of his appointment and may be exercised only when he is serving as a director or an employee of the Company or its subsidiary.  Since Messrs. Meyer and Robinson resigned as directors from the Company on November 15, 2015, these directors forfeited 1,000,000 stock options in aggregate.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by (i) each person who is known by us to beneficially own more than 5% of our issued and outstanding common stock; (ii) each director, (iii) each named executive officer, and (iv) all of our officers and directors as a group. The address of each of the persons set forth below is 1325 W Irving Park Road, Suite 201, Bensenville, IL 60106, unless otherwise indicated.

The table below reflects an aggregate of 404,794,416 common shares issued and outstanding as of the date of this report.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)
Directors and Officers
Nikola Zaric	-	0.00%

All officers and directors of HPT Group (two persons)	-	0.00%

5% of More Stockholders
Prostar Holdings Trust(3)	323,835,533	80.00%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) Based on 404,794,416 shares of our common stock issued and outstanding.

(3) Includes 323,835,533 shares of common stock issuable upon conversion of one unit of Series A Convertible Preferred Stock held by Prostar Holdings Trust.  Nikola Zaric is the beneficial owner of Prostar Holdings Trust.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 28, 2013, Hydro Phi issued convertible notes to Carnegie Technologies LLC, then a principal owner of HydroPhi, and Messrs. Durham and Levin, for a principal amount of up to $3,000,000, which was subsequently increased as a result of the extension of additional loans. The principal amount due under the convertible notes was advanced to HydroPhi, from time to time beginning in September 14, 2009. The notes accrued interest at a rate of 10% per annum, or the interest rate paid to any unrelated third party lender or investor, whichever is higher. For the year ended March 31, 2013, and part of the year ended March 31, 2014, the effective interest rate was 10% as agreed by the note holders, notwithstanding that the maximum interest rate applicable could have been 15% under the terms of the notes because of other borrowings by HydroPhi.  The notes were due on demand, secured by all assets of HydroPhi and convertible to common shares before December 31, 2014, at the conversion rate of $0.03 to $0.05. The holders of these notes agreed to convert $3,143,870 of the outstanding principal and interest due under the notes to common stock on the same terms and conditions offered to all the other note holders, which amount was converted on September 25, 2013, concurrently with the merger transaction.  As of March 31, 2015, the outstanding balance related to these notes, including interest was $1,464,142.   In October 2015, both Messrs. Durham and Levin signed a settlement and mutual release agreement, which released the Company from its obligation to this debt with no additional payments required by the Company.  In addition Messrs. Durham and Levin, as part of the agreement, abandoned 30,430,650 and 8,000,000 shares of the Company’s common stock, respectively.

HydroPhi, prior to the merger transaction on September 25, 2013, had written employment agreements with several of its key employees and officers, other than Mr. Slotkin with whom it had a written consulting agreement. These employment agreements were not continued after the merger transaction, and each of the persons who were employed thereunder have continued as an at-will employee of the Company without a written agreement. The HPT Group financial statements account for accrued compensation due to employees and officers who participated in active management roles and worked without pay or limited pay prior to the merger transaction.  In the merger transaction, a portion of the accrued compensation was converted into warrants to acquire equity, and on a pro forma basis, taking the merger transaction into account, the accrued compensation at March 30, 2013 was reduced by $1,767,649.  The warrants represent the right to purchase 3,313,336 shares of common stock of the HPT Group, which were issued to Messrs. Goldman, Smith, Sharma, Swain and DiPorpo and are set to expire on July 16, 2016.

Accrued compensation as of December 31, 2015 and March 31, 2015 was $240,165 and $226,752, respectively.

On April 3, 2014, we entered into a marketing agreement for Europe through an affiliated company, HydroPhi Technologies Europe S.A. (“HTEurope”) which provided the Company with 21% of the capital of HTEurope in exchange for a distribution arrangement including all of Europe with an initial marketing focus of Poland and Eastern Europe.   Under the distribution agreement, we granted to HTEurope the exclusive right to market and distribute the HydroPlant™ system in Europe for five years, subject to automatic renewal after the first five years if certain conditions are met.  In exchange, HTEurope agreed to pay the Company $10,000 as the initial consideration for the grant of the distribution arrangement; $490,000 upon the successful testing of our system in a potential fleet customer located in the distribution zone; and $500,00 upon reaching a total sales of $2,500,000, the balance of the license fee for the distribution arrangement. The distribution agreement further required HTEurope to purchase a minimum of the HydroPlant™ system once it had achieved an initial capital raise. HTEurope has not reached any of the target thresholds under this arrangement and this arrangement is not expected to continue or to be fulfilled.  As of the date of this report, we do not expect any amounts to be paid under this agreement.

For the nine-month period ended December 31, 2015 and the year ended March 31, 2015, the Company incurred $5,940 and $11,881 for an equipment lease from Spec-Tacular, Inc., a former related party controlled by John Durham.  At December 31, 2015, the Company had no amounts owed to the former shareholder related to this agreement.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the nine-months ended December 31, 2015 and the year ended March 31, 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	For the Nine-Month Period Ended December 31, 2015	March 31, 2015

(i) Audit Fees
GBH CPAs, PC	$33,000	$42,500
(ii) Audit Related Fees	-	-
(iii) Tax Fees
GBH CPAs, PC	5,800	5,000
(iv) All Other Fees
GBH CPAs, PC	-	6,500
Total	$38,800	$54,000

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15.

EXHIBITS.

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
10.1*

Agreement and Plan of Merger, dated July 15, 2013, among the Registrant, HPT Acquisition Corp., and Hydro-Phi Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).

10.2*	Form of Amendment to the Agreement and Plan of Merger (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).
10.3*

Form of Management Consulting Agreement between Crescendo Communications, LLC and Hydro-Phi Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).

10.4*

Form of Warrant Agreement, issued by Registrant July 24, 2013, in connection with the Management Consulting Agreement with Crescendo Communications, LLC (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).

10.5*	Form of Warrant Agreement issued by Hydro-Phi and assumed by the Registrant – Assumption Agreement (incorporated by reference to the Current Report on Form 8-K filed on September 25, 2013).
10.6*	Form of Employment Agreement between Registrant (subsidiary) and Roger Slotkin (incorporated by reference to the Current Report on Form 8-K/A filed on December 17, 2013)
10.7*	Form of Distribution Agreement with Energia Vehicular Limpia S.A. de C.V. dated August 22, 2013 (incorporated by reference to the Current Report on Form 8-K/A filed on December 17, 2013).
10.8*	Securities Purchase Agreement between the Registrant and 31 Group, LLC (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.9*	Form of Convertible Note issued by the Registrant to 31 Group, LLC on April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.10*	Form of Warrant Agreement issued by Registrant to 31 Group, LLC, dated as of April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.11*	Form of Registration Rights Agreement between the Registrant and 31 Group, LLC, dated as of April 28, 2014 (incorporated by reference to the Current Report on Form 8-K filed on April 29, 2014).
10.12*	Form of 2014 Non-Qualified Equity Performance Award Plan (incorporated by reference to the Current Report on Form 8-K filed on May 1, 2014).
10.13*	Convertible Note, for 31 Group, LLC, issued on December 4, 2014, in principal amount of $385,000 (incorporated by reference from Exhibit 4.1 to Current Report dated December 4, 2014)
10.14*	Convertible Note, for 31 Group, LLC, issued on February 5, 2015, in principal amount of $275,000 (incorporated by reference from Exhibit 4.1 to Current Report dated December 4, 2014)
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

HYDROPHI TECHNOLOGIES GROUP, INC.

By:	/s/ Nikola Zaric
Name:	Nikola Zaric
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

Date: August 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Nikola Zaric	President, Chief Executive Officer, Chief Financial Officer and Director	August 2, 2016
Nikola Zaric

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

TABLE OF CONTENTS

Financial Statements of

HydroPhi Technologies Group, Inc.

as of December 31, 2015 and March 31, 2015

and for the Nine-Months Ended December 31, 2015

and the Year Ended March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HydroPhi Technologies Group, Inc.

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of HydroPhi Technologies Group, Inc. as of December 31, 2015 and March 31, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the nine-months ended December 31, 2015 and for the year ended March 31, 2015. HydroPhi Technologies Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HydroPhi Technologies Group, Inc. as of December 31, 2015 and March 31, 2015 and the results of its operations and its cash flows for the nine-months ended December 31, 2015 and for the year ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

August 2, 2016

HydroPhi Technologies Group, Inc.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	March 31,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,630	$63,412
Inventory	-	42,000
Advances to ProStar	382,000	-
Prepaid expenses and other current assets	34,085	24,104
Total Current Assets	459,715	129,516

Property and equipment, net of accumulated depreciation	-	2,058
Intangible assets, net of accumulated amortization	-	358,500
Deferred financing costs	-	1,718
TOTAL ASSETS	$459,715	$491,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$872,723	$1,640,592
Accounts payable and accrued expenses - related parties	86,250	71,945
Accrued compensation	240,165	226,752
Advance from customer	60,800	60,800
Deferred revenues	521,000	692,333
Notes payable	26,130	65,000
Notes payable, related party	-	4,438
Convertible debt - related parties	-	1,114,958
Convertible debt, net of discount of $1,279,086 and $0, respectively	1,334,354	-
Short-term portion of other long-term debt	31,500	42,000
Derivative liabilities	1,712,763	1,803,965
Total Current Liabilities	4,885,685	5,722,783

Convertible debt, net of discount of $0 and $979,736, respectively	-	560,264
Other long-term debt	-	14,000
TOTAL LIABILITIES	4,885,685	6,297,047

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value: 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized; 357,992,545 and 167,377,472 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	35,799	16,738
Additional paid-in capital	29,749,513	27,591,352
Accumulated deficit	(34,211,282)	(33,413,345)
TOTAL STOCKHOLDERS' DEFICIT	(4,425,970)	(5,805,255)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$459,715	$491,792

The accompanying notes are an integral part of these consolidated financial statements.

HydroPhi Technologies Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine-	For the
	Months Ended	Year Ended
	December 31,	March 31,
	2015	2015
REVENUES
Revenues	$171,333	$278,012

OPERATING EXPENSES
General and administrative	921,466	1,761,297
Research and development	174,717	395,462
Depreciation and amortization	50,808	68,377
Impairment of intangible assets	309,750	-
Impairment of inventory	42,000	-
TOTAL OPERATING EXPENSES	1,498,741	2,225,136

LOSS FROM OPERATIONS	(1,327,408)	(1,947,124)

OTHER INCOME (EXPENSE)
Interest expense	(1,219,252)	(2,331,680)
Change in fair value of derivative liabilities	903,411	1,440,508
Loss on extinguishment of convertible debts	(143,972)
Gain on settlement of accrued liabilities and debt	989,284	121,819
TOTAL OTHER INCOME (EXPENSE)	529,471	(769,353)

NET LOSS	(797,937)	(2,716,477)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	277,349,048	119,532,410

The accompanying notes are an integral part of these consolidated financial statements.

HydroPhi Technologies Group, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE-MONTHS ENDED DECEMBER 31, 2015 AND FOR THE YEAR ENDED MARCH 31, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	No. of Shares	Value	Paid-in Capital	(Deficit)	Deficit
Balances, March 31, 2014	102,665,126	$10,267	$26,827,544	$(30,696,868)	$(3,859,057)

Reclassification of fair value on derivative	-	-	(60,527)	-	(60,527)
Shares issued to employees and directors for services	3,600,000	360	74,880	-	75,240
Options issued to employees for services	-	-	93,688	-	93,688
Shares issued for conversion of debts	61,112,346	6,111	655,767	-	661,878
Net loss	-	-	-	(2,716,477)	(2,716,477)
Balance at March 31, 2015	167,377,472	16,738	27,591,352	(33,413,345)	(5,805,255)

Forgiveness of debt and accounts payable by related parties	-	-	1,556,608	-	1,556,608
Stock-based compensation	-	-	8,518	-	8,518
Shares cancelled by related parties	(38,430,650)	(3,843)	3,843	-	-
Shares issued for conversion of debt	220,320,313	22,032	566,590	-	588,622
Shares issued for settlement of accrued interest	8,725,410	872	22,602	-	23,474
Net loss	-	-	-	(797,937)	(797,937)
Balance at December 31, 2015	357,992,545	$35,799	$29,749,513	$(34,211,282)	$(4,425,970)

The accompanying notes are an integral part of these consolidated financial statements.

HydroPhi Technologies Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Nine-Month	For the
	Period Ended	Year Ended
	December 31,	March 31,
	2015	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(797,937)	$(2,716,477)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock - based compensation	8,518	178,436
Depreciation and amortization	50,808	68,377
Impairment of inventory	42,000	-
Impairment of intangible assets	309,750	-
Amortization of deferred financing costs	-	20,107
Amortization of debt discount	1,041,800	1,612,007
Non-cash interest expense related to conversion feature of notes payable	-	565,203
Change in fair value of derivative liabilities	(903,411)	(1,440,508)
Gain on settlement of accrued liabilities and debts	(989,284)	(121,819)
Loss on extinguishment of convertible debt	143,972	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,050
Inventory	-	(42,000)
Prepaid expenses and other current assets	36,799	(3,874)
Accounts payable and accrued expenses	209,173	289,453
Accounts payable and accrued expenses - related parties	119,237	70,678
Accrued compensation	13,413	(55,000)
Deferred revenues	(171,333)	(276,667)
NET CASH USED IN OPERATING ACTIVITIES	(886,495)	(1,851,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	914,583	1,865,000
Payments on notes payable	(23,370)	-
Payments on debt	(24,500)	(47,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	866,713	1,818,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,782)	(33,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,412	96,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,630	$63,412

Supplemental Cash Flows Information

Cash paid during the period:
Interest	$444	$-
Income tax	$-	$-

HydroPhi Technologies Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the
	Nine-Month	For the
	Period Ended	Year Ended
	December 31,	March 31,
	2015	2015

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financed insurance obligation	$45,062	$-
Original debt issuance discount	$81,000	$-
Contribution of capital by related parties - forgiveness of debt and accounts payable	$1,556,608	$-
Cancellation of common stock	$3,843	$-
Convertible debt borrowings for which cash was advanced directly to ProStar by the lenders	$382,000	$-
Shares issued for accounts payable and accrued liabilities settlement and notes and convertible notes payable conversion	$622,026	$661,878
Notes payable discount	$-	$2,715,018
Notes issued to settle accounts payable	$30,000	$103,000
Fair Value of tainted warrants reclassified from equity to liability	$-	$60,527
Conversion of accrued interest - related parties to notes payable - related parties	$-	$75,716
Conversion of accrued interest - related parties to convertible debt - related parties	$-	$865,864
Fair value of warrants issued with convertible notes classified as derivative liability	$-	$83,762
Debt discount - derivative liabilities on note conversion feature	$922,716	$2,715,018

The accompanying notes are an integral part of these consolidated financial statements.

HYDROPHI TECHNOLOGIES GROUP, INC.

Notes to Consolidated Financial Statements

1.  ORGANIZATION AND BUSINESS

HydroPhi Technologies Group, Inc., formerly known as Big Clix Corp., Inc., (the “Company” or “HydroPhi”) was incorporated under the laws of State of Florida on June 18, 2010.

The Company is a fuel efficiency company that has created a water-based technology to improve the fuel efficiency of internal combustion engines. The Company has been engaged in the research and development of its “green energy” solutions primarily for the transportation industry since its inception.   The Company’s priority market segments are: logistics, trucking, heavy equipment, marine and agriculture, where rising fuel costs and upcoming emission regulations necessitate the development of new, ground-breaking technologies.  In the future, the continual improvement process at the Company will focus on miniaturization, data collection, application-specific designs and further efficiency enhancements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a net working capital deficit at its most recent fiscal year end, has suffered recurring losses from operations, and has an accumulated deficit of approximately $34 million through December 31, 2015.  Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company's research, development, marketing and manufacturing efforts.  While pursuing this business strategy, the Company is expected to continue operating at a loss with negative operating cash flows.  Management is focusing primarily on the freight transport business.  The Company has substantially curtailed its research, development, marketing, and manufacturing efforts to minimize losses in the absence of funding.  In the event the Company is unable to raise additional funds to support this business, the Company will explore its strategic options or close the business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's ability to continue as a going concern.

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

Inventory

The Company utilizes a perpetual inventory system and inventory is accounted for using the first-in-first-out (FIFO) method.  The Company reviews the carrying value of the inventory periodically to determine if facts and circumstances exist that would suggest that inventory might be impaired. Among the factors the Company considers in making the evaluation is obsolescence. If impairment is indicated, an adjustment will be made to reduce the inventory value to its fair value.  During the nine-months ended December 31, 2015, the Company fully impaired its inventory.

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

The Company reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances exist which may indicate impairment, the Company will prepare a projection of the undiscounted cash flows of the asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.  During the nine-months ended December 31, 2015, the Company fully impaired its intangible assets.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2015 and March 31, 2015. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Derivative liabilities:	Level 1	Level 2	Level 3	Total

December 31, 2015	$-	$-	$1,712,763	$1,712,763
March 31, 2015	$-	$-	$1,803,965	$1,803,965

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Research and Development

Research and development costs are expensed as incurred. For the nine-months ended December 31, 2015 and the year ended March 31, 2015, the Company recorded research and development expense of $174,717 and $395,462, respectively.

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

Loss Per Common Share

Basic loss per common share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted loss per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding.  During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share.  For the nine-months ended December 31, 2015 and the year ended March 31, 2015, potential dilutive securities included options and warrants to purchase 13,220,395 and 14,660,395 shares of the Company’s common stock, respectively. Additionally, at December 31, 2015 and March 31, 2015, there were notes payable that are convertible into a potential of 671,331,414 and 372,022,796 shares of the Company’s common stock based on the then applicable conversion price, respectively.

Discount and Amortization of Debt Discount

Debt discount represents costs incurred in obtaining the debt funding and the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the accompanying consolidated statements of operations.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ended after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts. Amortization of debt issuance costs is to be reported as interest expense. The updated guidance is effective for reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the revenue standard issued in 2014, ASU 2014-09, Revenue from Contracts with Customers. In response to stakeholders' requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB proposed deferring the effective date of ASU 2014-09. Respondents to the proposal overwhelmingly supported a deferral. Respondents noted that providing sufficient time for implementation of the guidance in ASU 2014-09 is critical to its success. The Company is currently evaluating the impact of this pronouncement.

The Company does not expect that any other recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Machinery and equipment	$8,387	$8,387
Computer equipment	5,840	5,840
Computer software	12,820	12,820
Office furniture and equipment	850	850
Subtotal	27,897	27,897
Less: accumulated depreciation	(27,897)	(25,839)

Total property and equipment, net	$-	$2,058

Depreciation expense for the nine-months ended December 31, 2015 and the year ended March 31, 2015 was $2,058 and $3,377 respectively.

4.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Hydrogen On Demand Intellectual Property	$-	$650,000
Other	-	1,000

Subtotal	-	651,000
Less: accumulated amortization	-	(292,500)

Total intangible assets, net	$-	$358,500

For the nine-months ended December 31, 2015 and the year ended March 31, 2015, amortization expense recorded by the Company on the intangible assets was $48,750 and $65,000, respectively.  During the nine-months ended December 31, 2015, the Company recorded an impairment expense of $309,750 to fully impair its intangible assets.

5.  ACCRUED COMPENSATION

Accrued compensation as of December 31, 2015 and March 31, 2015 was $240,165 and $226,752, respectively.

6.  DEFERRED REVENUES

On August 22, 2013, the Company entered into a regional distribution and service provider agreement with Energia Vehicular Limpia S.A. de C.V. (“Energia”). Pursuant to the agreement, Energia has the exclusive rights to market the Company’s products in Mexico for five years. For the exclusive distribution rights, Energia paid a $500,000 license fee to the Company. On January 16, 2014, the Company and Energia further amended the regional distribution and service provider agreement to include the exclusive right to market the Company’s products in Brazil for a license fee of $160,000 during the same period of the original agreement. On April 9, 2014, the Company and Energia further amended the regional distribution agreement and service provider agreement to add consulting/advisory services to be provided by the Company to Energia for an 18-month period beginning April 1, 2014.  Energia paid the Company $217,000 for these services.  License fee and consulting/advisory service fees are recognized ratably over the term of each agreement. During the nine-months ended December 31, 2015, $171,333 in revenue related to the license and consulting/advisory fees was recorded. During the year ended March 31, 2015, $278,012 in revenue related to the license and consulting/advisory fees was recorded.  As of December 31, 2015 and March 31, 2015, $341,000 and $512,333, respectfully, of cash received for these transactions was recorded in deferred revenues.

During 2014, the Company also received a deposit from Energia of $180,000 for Hydroplant units to be shipped in the future.  This deposit is recorded in deferred revenues as of December 31, 2015 and March 31, 2015.

7.  NOTES PAYABLE

During the nine-months ended December 31, 2015, the Company entered into note agreements with third parties to finance insurance premiums totaling $45,062 and made principal payments aggregating $23,370 on these notes payable.  At December 31, 2015, the Company owed $21,692 pursuant to these note agreements.  The notes payable are due between February and June 2016 and bear interest at 4.45%-4.65%.

On September 24, 2013, the Company entered into a securities purchase agreement with an individual in the principal amount of $4,438 bearing interest at 8% and due August 31, 2014.   As the note was not paid at maturity, the interest rate increased to 10%. At December 31, 2015 and March 31, 2015, the Company owed the related party $4,438 pursuant to this note payable.  This note payable is currently in default for non-payment.

At December 31, 2015 and March 31, 2015, notes payable consisted of $26,130 and $65,000, respectively.  During the nine-months ended December 31, 2015, the lenders entered into settlement agreements whereby the $65,000 of notes payable outstanding at March 31, 2015 were forgiven for no consideration.  The Company recorded a gain on settlement of $65,000 in connection with the forgiveness of debt during the nine-months ended December 31, 2015.

8.  CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

During the year ended March 31, 2015, the Company and certain related parties (Carnegie Technologies LLC, Philip Levin and John Durham) executed loan conversion agreements. Pursuant to the loan conversion agreements, the related parties exchanged certain non-convertible notes and related accrued interest for convertible notes bearing interest at 0% - 8% with a total principal of $1,452,393.

The Company analyzed the loan conversion agreements for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion features, with issuance date fair values of $2,017,595, qualified for accounting treatment as financial derivatives. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the notes of $565,203 was expensed immediately as additional interest expense.

During the nine-months ended December 31, 2015, the Company entered into settlement agreements with these related parties which settled the $1,452,393 of convertible notes and $74,058 of related party interest payable (and other related party accounts payable) for no consideration.   The Company recorded the settlement of these liabilities (and the forgiveness of an additional $30,157 of related party accounts payable for no consideration) as a $1,556,608 contribution of capital.

The following table represents amounts owed to related parties:

	December 31, 2015	March 31, 2015
Carnegie Technologies LLC	$-	$811,268
Philip Levin	-	209,205
John Durham	-	431,910
Total	-	1,452,393
Debt discount	-	(337,434)
Total convertible notes payable – related parties	$-	$1,114,958

During the nine-months ended December 31, 2015 and the year ended March 31, 2015, the Company amortized $337,434 and $1,114,958, respectively, of the debt discount related to the convertible notes payable-related parties into interest expense.

9.  CONVERTIBLE NOTES PAYABLE

31 Group, LLC

Notes Entered Into Prior to March 31, 2015

Pursuant to a Securities Purchase Agreement, dated April 25, 2014, as amended on July 29, 2014, by and between the Company and 31 Group, LLC (the “Purchase Agreement”), the Company sold convertible notes with a principal amount of $1,352,000, for a total purchase price of $1,270,000, to 31 Group, LLC. The first note in principal amount of $624,000 was issued on April 28, 2014. The second note in principal amount of $104,000 was issued on July 29, 2014. The third note in principal amount of $624,000 was issued on August 5, 2014. The Company incurred $30,000 financing costs on these notes. The notes mature 24 months after issuance and bear interest at an annual rate of 8%.

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

The Company also issued a $385,000 note on December 4, 2014 (maturing on May 17, 2016) and a $275,000 note on February 5, 2015 (maturing on July 30, 2016).  The notes bear annual interest at 8% and are convertible with a conversion rate of the product of (x) the arithmetic average of the lowest three volume weighted average prices of the common stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 80%. The Company has the right at any time to redeem some or all, of the total outstanding amount then remaining under the convertible notes at a price equal to 120% of the outstanding principal and accrued interest. The Company is also required to reserve 150% of the number of shares of common stock that may be issued in conversion of the remaining outstanding amount. As part of the note agreement the Company also agreed to give the note holder a 3% royalty payment on the net cash revenue from the sales of the Company’s HydroPlant units. The royalty is only payable when the Company has received $500,000 cash revenue and is for a period of twenty-four months starting from the date 31 Group receives an initial royalty payment.  The $385,000 note is currently in default for non-payment.

During the nine-months ended December 31, 2015, 31 Group LLC converted $336,223 of these notes into 220,320,313 shares of common stock of the Company.

During the year ended March 31, 2015, 31 Group LLC converted $472,000 of these notes into 61,112,346 shares of common stock of the Company.

At December 31, 2015 and March 31, 2015, the Company owed $1,205,857 and $1,540,000 on these convertible notes payable.

Notes Entered Into Between April 1, 2015 and December 31, 2015

On October 15, 2015, the Company entered into a securities purchase agreement with 31 Group, LLC in the principal amount of $24,074.  The original issue discount on the date of issuance was $2,407.  The interest rate is 8%.  The maturity of the note is October 15, 2016.  The note holder may convert any time after the issuance date into fully paid non-assessable shares of Common Stock equal to $0.15/Share.  If after 180 days of issuance of the note, the market price of the Common Stock of the Company is below the conversion price, and if the Company has not repaid the note holder, the conversion price shall equal a 20% discount from the lowest trading price in the ten (10) days prior the election to convert.

At December 31, 2015 and March 31, 2015, the Company owed $24,074 and $0, respectively, on this convertible note payable.

The Company analyzed these convertible notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with grant date fair values of $21,667 and $1,262,626 during the nine-months ended December 31, 2015 and the year ended March 31, 2015, respectively, qualified for accounting treatment as a financial derivative. The discount is amortized by the Company through interest expense over the life of the note. The warrants, with a grant date fair value of $83,762, issued during the year ended March 31, 2015, with the convertible notes were also determined to be a financial derivative.

During the nine-months ended December 31, 2015 and the year ended March 31, 2015, the Company recorded $508,261 and $478,652, respectively, of amortization of the debt discount for these notes.

Riverside Merchant Partners

During the nine-months ended December 31, 2015, the Company entered into various convertible debt instruments totaling $673,435.  The maturity dates of the convertible notes are between May 2016 and November 2016.  The interest rates on these notes are between 0% and 8%.  The original issue discount on these convertible notes was $37,852 in aggregate.

The Company analyzed these convertible notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion features, with grant date fair value of $434,529 in aggregate during the nine-months ended December 31, 2015 qualified for accounting treatment as a financial derivative. The discount is amortized by the Company through interest expense over the life of the notes.

During the nine-months ended December 31, 2015, the Company recorded $94,264 of amortization of debt discount for these notes.

The Company is currently in default for $55,000 of these convertible debt instruments due to non-payment.

Magna Equities

During the nine-months ended December 31, 2015, the Company entered into various convertible debt instruments totaling $710,074.  The maturity dates of the convertible notes are between May 2016 and November 2016.  The interest rates on these notes are between 0% and 8%.  The original issue discount on these convertible notes was $40,741 in aggregate.

The Company analyzed these convertible notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion features, with grant date fair value of $466,520 in aggregate during the nine-months ended December 31, 2015 qualified for accounting treatment as a financial derivative. The discount is amortized by the Company through interest expense over the life of the notes.

During the nine-months ended December 31, 2015, the Company recorded $101,841 of amortization of debt discount for these notes.

The Company is currently in default for $55,000 of these convertible debt instruments due to non-payment.

The following represents a summary of the convertible debt outstanding as of December 31, 2015 and March 31, 2015.

	December 31, 2015	March 31, 2015
31 Group, LLC	$1,229,931	$1,540,000
Riverside Merchant Partners	673,435	-
Magna Equities	710,074	-
Total	2,613,440	1,540,000
Less: discount on convertible notes payable	(1,279,086)	(979,736)
Convertible notes payable	$1,334,354	$560,264

10. SHORT-TERM PORTION OF OTHER LONG-TERM DEBT

On July 7, 2014, the Company issued a $103,000 note to a service provider with a specified repayment plan that allowed the note to be paid in full by July 1, 2016. The note bears no interest. At December 31, 2015 and March 31, 2015, the Company owed the lender $31,500 and $56,000, respectively. The note is currently in default as the Company did not make the payments required pursuant to the note payable agreement.

11.  DERIVATIVE LIABILITIES

The Company has determined that the variable conversion price for its convertible notes cause the embedded conversion features to be financial derivatives. The Company may not have enough authorized common shares to settle its obligation if the note holders elect to convert the notes to common shares when the trading price is lower than a certain threshold.

Because the Company may not have enough authorized common shares to settle its obligation for its convertible notes and equity instruments, such as warrants and convertible notes payable-related parties, the Company concluded that the warrants issued with the 31 Group, LLC, Magna Equities II, LLC and Riverside Merchant Partners, LLC convertible notes and all of the existing warrants should be treated as financial derivatives. The Company reclassified the fair value of the tainted warrants from equity to liability on the same date it obtained the first convertible note from the 31 Group, LLC.

Changes of derivative liabilities during the nine-months ended December 31, 2015 were as follows:

December 31, 2015
Balance, March 31, 2015	$1,803,965
Initial valuation of derivatives	922,716
Settlement of liabilities upon debt extinguishment	(110,507)
Change in fair value	(903,411)
Balance, December 31, 2015	$1,712,763

Changes of derivative liabilities during the year ended March 31, 2015 were as follows:

March 31, 2015
Balance, March 31, 2014	$-
Initial valuation of derivatives	3,373,491
Tainted warrants reclassified to liabilities from equity classification	60,527
Transfer from liabilities classification to equity classification	(189,545)
Change in fair value	(1,440,508)
Balance, March 31, 2015	$1,803,965

Fair values of the Company’s financial derivatives are measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at their initial valuation dates, December 31, 2015, and March 31, 2015:

	Initial Valuation Dates	March 31, 2015	December 31, 2015
Market value of common stock on measurement date (1)	$0.0008~$0.17	$0.01	$0.004
Adjusted conversion price (2)	$0.15 - $0.0016	$0.01	$0.002 - $0.15
Risk free interest rate (3)	0.44%~1.06%	0.56%	1.06%
Life of the note in years (weighted average)	0.75 ~2 years	0~1.35 years	1.35 years
Expected volatility (4)	72%~311%	270%	302%
Expected dividend yield (5)	-	-	-

(1)

The market value of common stock is based on closing market price as of initial valuation dates, December 31, 2015 and March 31, 2015.

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

12.  RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its officers and stockholders for its operations. The Company was released from its obligation to repay the advances received through settlement agreements dated October 29, 2015. As of December 31, 2015 and March 31, 2015, the Company owed $86,250 and $11,881, respectively, to its related parties for advances, consulting expense, and lease of equipment.  In addition, at December 31, 2015 and March 31, 2015, the Company owed $0 and $47,728 of interest in connection with notes payable related parties.

On November 17, 2015, the Company entered into a consulting agreement with RSManagement, a company controlled by Roger Slotkin, the former CEO and CFO of the Company.  Pursuant to the agreement, the Company was to pay RSManagement $135,000 for Roger’s services.  This agreement was subsequently settled whereby the Company agreed to pay RSManagement $78,750 in addition to the $22,500 which was paid to RSManagement during the nine months ended December 31, 2015, to release the Company and RSManagement from this agreement.  At December 31, 2015 the Company recorded $78,750 in accounts payable and accrued expenses – related parties in the consolidated balance sheet.

During the nine-months ended December 31, 2015, the Company recorded consulting expense of $78,750 to a company controlled by Roger Slotkin, the former CEO and CFO of the Company.

During the nine-months ended December 31, 2015, the Company entered into settlement agreements with John Durham and Phillip Levin, which settled $1,452,393 of related party convertible notes and $39,157 of related party interest payable for no consideration.  The Company recorded the settlement of these liabilities (and the forgiveness of an additional $30,157 of related party accounts payable for no consideration) as a $1,556,608 contribution of capital.

During the nine-months ended December 31, 2015, the Company advanced $382,000 to Pro Star Freight Systems, Inc. (“PSF”).  These funds were advanced directly to Pro Star Freight Systems, Inc. by the Company’s lenders in anticipation of their planned acquisition.

13.  COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be a party to claims and legal proceedings generally incidental to its business. In the opinion of the management, after consultation with the Company’s legal counsel, there were no legal matters that are likely to have a material adverse effect on the Company’s financial position as of December 31, 2015 and the results of operations or cash flows for the period ended December 31, 2015.

14.  INCOME TAXES

The Company had federal net operating loss (“NOL”) carry forwards of approximately $14 million as of December 31, 2015. The NOL is available to offset future taxable income and begins to expire in 2028. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2015, the Company established a valuation allowance equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

No amount has been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

15.  EQUITY TRANSACTIONS

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

Common Stock

During the nine-months ended December 31, 2015, the Company issued 220,320,313 shares of common stock to 31 Group for the conversion of $334,143 of principal on variable feature convertible notes.

Following is the Company’s calculation of loss on debt extinguishment as a result of these conversions for the nine-months ended December 31, 2015:

Convertible debt	$334,143
Derivative conversion feature	110,507
Fair value of common stock issued	(588,622)
Loss on extinguishment of convertible debt	$(143,972)

During the nine-months ended December 31, 2015, the Company issued 8,725,410 shares of common stock with a settlement date fair value of $23,474 to settle $871,936 of accrued interest owed to third parties.  The Company recorded a gain on settlement of $848,462 in connection with these settlements.

During the nine-months ended December 31, 2015, certain shareholders forfeited 38,430,650 shares of the Company’s common stock.

During the year ended March 31, 2015, the Company issued 3,600,000 shares of common stock for services. These shares were recorded as share-based compensation at their fair value of $75,240.

During the year ended March 31, 2015, the Company issued 61,112,346 shares of common stock to 31 Group for the conversion of the convertible notes and accrued interest of $472,333 and $189,545 reclassification of derivative liabilities on note conversion feature.

Options

During the year ended March 31, 2015, the Company granted its board members 2,000,000 non-qualified options to purchase the Company’s common stock with an exercise price of $0.12, a term of 5 years and a 2-year vesting period. The options had a fair value of $204,412 at the grant date that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.74% (2) expected life of 5 years, (3) expected volatility of 129.78%, and (4) zero expected dividends. The fair value was expensed over the vesting period.  On November 15, 2015, the board members resigned, resulting in a forfeiture of shares not vested.  At December 31, 2015, the outstanding stock options are fully vested.

A summary of activities in options and the related information is as follows:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	-	-	-	-
Granted	2,000,000	0.12	4.08	-
Outstanding, March 31, 2015	2,000,000	0.12	3.58	-
Granted	-	-	-	-
Forfeited	(1,000,000)	-	-	-
Outstanding, December 31, 2015	1,000,000	0.12	2.83	-
Exercisable December 31, 2015	1,000,000

Fair value of all options issued and outstanding were amortized over their respective vesting periods.  During the nine-months ended December 31, 2015, the Company recorded an option expense of $8,518.

Warrants

During the year ended March 31, 2015, the Company granted warrants to purchase 2,647,059 shares of the Company’s common stock to 31 Group, LLC in connection with the issuance of the convertible notes under the Securities Purchase Agreement dated April 25, 2014. These warrants have an exercise price of $0.17 per share and a term of 2 years. Initial fair values of the warrants issued to 31 Group, LLC in the amount of $83,762 were calculated using a modified binomial valuation model and recorded by the Company in derivative liabilities.

During the year ended March 31, 2015, the Company also granted 6,000,000 warrants to former employees with an exercise price of $0.10, a term of 5 years with immediate vesting.  The warrants have a fair value of $9,508 using a modified binomial valuation model.

Following is a summary of warrant activities:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2014	4,013,336	0.55	2.19	-
Granted	8,647,059	0.12	3.55	-
Outstanding, March 31, 2015	12,660,395	0.26	2.80	-
Granted	-	-	-	-
Expired	(440,000)	-	-	-
Outstanding, December 31, 2015	12,220,395	0.26	2.13	-
Exercisable, December 31, 2015	12,220,395

Because the Company may not have enough authorized common shares to settle its obligation for its warrants, the Company concluded that the warrants issued with the 31 Group, LLC convertible notes and all of the existing warrants should be treated as financial derivatives. During the nine-months ended December 31, 2015, 440,000 warrants expired without exercise.

16.  CONCENTRATION

All of the Company’s revenues were related to one customer for the nine-months ended December 31, 2015 and the year ended March 31, 2015, totaling $171,333 and $278,012, respectively. The loss of the customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

17.  TRANSITION PERIOD COMPARABLE INFORMATION (UNAUDITED)

The Company changed from a fiscal year end to a calendar year end for the period from April 1, 2015 to December 31, 2015. The Statements of Operations reflect a nine-month audited reporting period in comparison to a twelve month audited reporting period. For comparison purposes, we have disclosed the unaudited nine-months of operations for the prior period in the table below.

The following table presents certain financial information for the nine-months ended December 31, 2015 and 2014.

	For the Nine-	For the Nine-
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
	(Audited)	(Unaudited)
REVENUES
Revenues	$171,333	$208,845

SELLING, GENERAL AND ADMINISTRATIVE
General and administrative	1,470,491	1,751,474
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,470,491	1,751,474
LOSS FROM OPERATIONS	(1,299,158)	(1,542,629)

OTHER (EXPENSE) INCOME
Other income (expense)	540,757	157,169
TOTAL OTHER INCOME (EXPENSE)	540,757	157,169
NET LOSS	(758,401)	(1,385,460)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	277,349,048	109,405,368

18.  SUBSEQUENT EVENTS

Financing Activities

Subsequent to the year end:

-

the Company issued several promissory notes to certain related parties, totaling $180,000.  These notes accrue interest at approximately 6% per annum and have a term of 6 months. As of the date of this report, the Company paid off $61,000 and the remaining $119,000 is currently outstanding and become due on demand. The Company is working with these related parties to extend the terms of the remaining balances.

-

the Company issued several promissory notes to certain third parties, totaling $319,000.  One set of notes was for $69,000.  These notes accrue at approximately 6% per annum and have a term of 6 months. Another note was for $100,000.  This note accrues at 10% for a term of 2 months.  The last note was for $150,000.  This note accrues at 20% for a term of 6 months.  As of the date of this report, the entire $319,000 is outstanding.

-

the Company entered into various convertible debt instruments totaling $350,000.  The proceeds of these notes were used by the Company to cover operating expense and consulting fees paid to former management. The maturity dates of the convertible notes are between May 2016 and November 2016.  The interest rates on these notes range between 0% and 10%.  The note holder may convert at any time after the issuance date into fully paid non-assessable shares of Common Stock based upon varying conversion discounts that range between 15% and 20% discount from the average of the lowest three (3) trading prices in the five (5) days prior to the date that the holder elects to convert. As of the date of this report, the entire $260,000 is outstanding and the portions already matured become due on demand. The Company is working with these investor to extend the terms of the remaining balances.

Acquisition of Pro Star

Effective March 1, 2016 the Company acquired all of the outstanding capital stock of each of Pro Star Freight Systems Inc. (“PSF”) and Pro Star Truck Center Inc. (“PTC”) (collectively, “Pro Star”), pursuant to the Stock Purchase Agreement, dated as of November 23, 2015, by and among the Company, Pro Star and Prostar Holdings Trust.  The purchase price for Pro Star consists of (i) up to an aggregate of $1,512,500 in cash, payable in installments as set forth in the Purchase Agreement (“Closing Cash”), (ii) a promissory note in the principal amount of $2,500,000, which is convertible into 4.9% of the issued and outstanding capital stock of the Company on a fully-diluted basis (the “Note”), (iii) Series A preferred stock of the Company, which will be convertible into 80% of the issued and outstanding capital stock of the Company on a fully-diluted basis (the “Preferred Stock”) valued as of March 1, 2016 (the date of closing) at $4,209,862 and (iv) a form of warrant that will be exercisable for a number of shares of common stock of the Company necessary to ensure that the Note and Preferred Stock collectively result in the issuance of 84.9% of the issued and outstanding capital stock of the Company on a fully-diluted basis (the “Goldenshare”).  Following the eighteen month anniversary of the issuance of the Preferred Stock, holders of Preferred Stock shall be entitled to dividends at the rate of 5% per annum, payable quarterly.  Holders of Preferred Stock shall vote together as a single class with holders of common stock of the Company.

PSF was formed on March 16, 2012. PSF is a long haul freight transportation company based in Illinois located near Chicago’s O’Hare Airport serving customers in the United States.

PTC was formed on April 8, 2013. PTC is a truck repair center located in Des Plaines, IL.

The accompanying unaudited pro forma combined balance sheet as of December 31, 2015 has been presented as if the acquisition of Pro Star by Hydrophi had occurred on December 31, 2015.  The accompanying unaudited pro forma combined statement of operations for the period ended December 31, 2015 has been presented as if the acquisition of Pro Star by Hydrophi had occurred on January 1, 2015.

The unaudited pro forma combined financial information is presented for informational purposes only and is not intended to represent the consolidated financial position or consolidated results of operations of Hydrophi that would have been reported had the Acquisition been completed as of the dates described above, and should not be taken as indicative of any future consolidated financial position or consolidated results of operations. The Unaudited Pro Forma Combined Statement of Operations does not reflect any sales or cost savings from synergies that may be achieved with respect to the combined companies, or the impact of non-recurring items, including restructuring liabilities, directly related to the Acquisition.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Pro Star Freight Systems Inc. and Pro Star Truck Center Inc.

and Hydrophi Technologies Group, Inc.

PROFORMA COMBINED BALANCE SHEET

AS OF DECEMBER 31, 2015

(UNAUDITED)

	Pro Star Freight
	Systems Inc. and	Hydrophi
	Pro Star Truck	Technologies	Pro-forma		Pro-Forma
	Center Inc.	Group, Inc.	Adjustments	Notes	Combined Total
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$180,536	$43,630	$-		$224,166
Accounts receivable, net of allowance	394,357	-	-		394,357
Factoring receivables	2,427,039	-	-		2,427,039
Prepaid expenses and other current assets	479,026	34,085	-		513,111
Advances to ProStar	-	382,000	(382,000)	(A)	-
Total Current Assets	3,480,958	459,715	(382,000)		3,558,673

Property and equipment, net of accumulated depreciation	1,303,362	-	-		1,303,362
Intangible assets, net	-	-	1,724,000	(B)	1,724,000
Goodwill	-	-	4,752,633	(B)	4,752,633
TOTAL ASSETS	$4,784,320	$459,715	$6,094,633		$11,338,668

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$778,662	$872,723	$-		$1,651,385
Accounts payable and accrued expenses, related parties		86,250			86,250
Factoring payable	2,427,039	-	-		2,427,039
Accrued compensation	-	240,165	-		240,165
Advance from customer	-	60,800	-		60,800
Deferred revenues	-	521,000	-		521,000
Notes payable	-	26,130	440,000	(B)	466,130
Convertible debt, net	-	1,334,354	-		1,334,354
Derivative liabilities	-	1,712,763	-		1,712,763
Senior unsecured promissory note	-	-	2,500,000	(B)	2,500,000
Short-term debt	248,170	31,500	-		279,670
Short-term debt, related party	30,000	-	-		30,000
Short-term capital lease obligation	248,958	-	-		248,958
Total Current Liabilities	3,732,829	4,885,685	2,940,000		11,558,514

Long-term capital lease obligation	510,379	-	-		510,379

TOTAL LIABILITIES	4,243,208	4,885,685	2,940,000		12,068,893

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-	4,209,862	(B)	4,209,862
Common stock	382,000	35,800	(382,000)	(A)(B)	35,800
Additional paid-in capital	-	29,749,512	(514,117)	(B)	29,235,395
Accumulated deficit	159,112	(34,211,282)	(159,112)	(B)	(34,211,282)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	541,112	(4,425,970)	3,154,633		(730,225)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,784,320	$459,715	$6,094,633		$11,338,668

PROFORMA COMBINED STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2015

(UNAUDITED)

	Pro Star Freight
	Systems Inc. and	Hydrophi
	Pro Star Truck	Technologies	Pro-forma		Pro-Forma
	Center Inc.	Group, Inc.	Adjustments	Notes	Combined Total

REVENUES
Revenue	$-	$240,500	$-		$240,500
Freight revenue	25,571,337	-	-		25,571,337
Service revenue	1,142,182	-	-		1,142,182
TOTAL REVENUES	26,713,519	240,500	-		26,954,019

OPERATING EXPENSES
Research and development	-	518,098	-		518,098
Selling, general and administrative	26,721,108	1,034,814	-		27,755,922
Depreciation and amortization	58,094	67,741	289,900	(C)	415,735
Impairment of intangibles	-	309,750	-		309,750
Impairment of inventory	-	42,000	-		42,000
TOTAL OPERATING EXPENSES	26,779,202	1,972,403	289,900		29,041,505

LOSS FROM OPERATIONS	(65,683)	(1,731,903)	(289,900)		(2,087,486)

OTHER (EXPENSE) INCOME
Interest expense	(32,205)	(1,679,121)	(125,000)	(D)	(1,836,326)
Change in fair value of derivative liabilities	-	431,612	-		431,612
Loss on extinguishment of convertible debt	-	(143,972)	-		(143,972)
Gain on settlement of accrued liabilities and debt	-	994,430	-		994,430
TOTAL OTHER (EXPENSE) INCOME	(32,205)	(397,051)	(125,000)		(554,256)

NET LOSS	$(97,888)	$(2,128,954)	$(414,900)		$(2,641,742)

NET INCOME PER COMMON SHARE
Basic	$(489.44)	$(0.00)	$(2,074.50)		$(0.00)
Diluted	$(489.44)	$(0.00)	(2,074.50)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic		376,962,411			376,962,411
Diluted		376,962,411			376,962,411

The accompanying unaudited combined pro forma financial statements have been prepared to reflect the acquisition of Pro Star (PSF and PTC) by Hydrophi for an aggregate purchase price of approximately $6,710,000 and reflect the following pro forma adjustments:

(A) To reflect the elimination of the Company’s investment in Pro Star related to amounts the Company has already paid the seller pursuant to its acquisition.

(B) To record preliminary fair values of the intangible assets acquired in connection with the Pro Star acquisition and to allocate the purchase consideration to finite lived intangible assets and the excess of the purchase consideration over the fair value of assets acquired to goodwill.

	Preliminary fair values	Useful Life	Annual Amortization Based upon Useful Life

Customer Relationships	$140,000	7 Years	$20,000
Employment Workforce	63,000	5 Years	12,600
Vendor Relationships	1,206,000	7 Years	172,300
Company Logo, Name & Trademark(s)	150,000	5 Years	30,000
Computer Software & Integration	165,000	3 Years	55,000
Total Intangibles Purchase	$1,724,000		$289,900

To also record the $2,500,000 of debt owed to the sellers, $4,210,000 of convertible preferred stock and $440,000 of short term debt (to pay amounts owed to the sellers) partially offset by the elimination of Pro Star common stock ($2,000) and retained earnings ($159,112).

(C) To record a full year of amortization on the intangible assets.

(D) To record a full year of interest expense on the $2,500,000 senior unsecured promissory note.

Convertible Note Agreements

From January 1, 2016 through April 4, 2016, the Company entered into various security purchase agreements with two lenders for $451,250 in cash.  All of the proceeds went directly to Pro Star.  There is no stated interest on any of the notes.  The maturity of the notes range from August 1, 2016 through April 4, 2017.  The note holder may convert the notes at any time after the issuance date into fully-paid non-assessable shares of common stock equal to a fifteen (15%) discount from the average of the three (3) lowest trading prices in the five (5) trading days prior to the election to convert.

Conversion of Convertible Debt

On January 11, 2016, the Company issued 10,735,374 common shares for conversions of notes issued to 31 Group, LLC with principal of $20,000.

On January 28, 2016, the Company issued 10,857,764 common shares for conversions of notes issued to 31 Group, LLC with principal of $20,000.

On February 2, 2016, the Company issued 23,208,733 common shares for conversions of notes issued to 31 Group, LLC with principal of $25,857 and interest of $55,605.

Shares Issued for Services

On January 6, 2016, the Company issued 1,000,000 shares each to Mark Robinson and Reid Meyer, valued at $7,800 in aggregate, as compensation for their service as directors of the board.